Form 10QSB
period 2005-09-30
West Coast Car CO
filed 2005-12-05
CIK 1295079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number 000-51312


                              West Coast car Company
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    54-2155579
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                33055 Harmony Lane, Temecula, California, 92592
                    (Address of principal executive offices)

                                 (801) 295-3400
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005: 2,994,819 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

September 30, 2005

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WEST COAST CAR COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       Sept. 30,   December 31,
                                                         2005         2004
ASSETS

CURRENT ASSETS
--------------
CASH . . . . . . . . . . . . . . . . . . . . . . .    $    8,602   $     16,250

INVENTORY  . . . . . . . . . . . . . . . . . . . .    $       --   $         --

Security Deposit   . . . . . . . . . . . . . . . .    $      550   $        550
----------------------------------------------------  -----------  ------------
Total Current Assets   . . . . . . . . . . . . . .    $    9,152   $     16,800
----------------------------------------------------  -----------  ------------

FIXED ASSETS
------------
Fixed Assets  . . . . . . . . . . . . . . . . . . .   $    7,030   $      7,030

Accumulated Depreciation  . . . . . . . . . . . . .   $   (2,793)  $       (406)
----------------------------------------------------  -----------  ------------
Total Fixed Assets, net of depreciation               $    4,237   $      6,624
----------------------------------------------------  -----------  ------------

OTHER ASSETS
------------
Deposits . . . . . . . . . . . . . . . . . . . . . .  $    7,976   $      7,976
----------------------------------------------------  -----------  ------------
TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . .   $    7.976   $      7,976
----------------------------------------------------  -----------  ------------


TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $   21,365   $     31,400
===============================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
-------------------
Accounts Payable   . . . . . . . . . . . . . . . . .  $    7,447   $         0

Interest Payable   . . . . . . . . . . . . . . . . .  $    2,300   $         0

Loans Payable  (Note 1,2)  . . . . . . . . . . . . .  $   55,000   $         0
----------------------------------------------------  -----------  ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .  $   64,747   $         0
----------------------------------------------------  -----------  ------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred Stock -- 5,000,000 shares authorized
  having a par value of $.001 per share; 50,000
  shares issued and outstanding; current
  liquidation value of $.10 per share . . . . . . . . $       50            50

Capital Stock -- 100,000,000 shares authorized
  having a par value of $.001 per share;
  2,994,819 shares issued and outstanding . . . . . . $    2,995         2,995

Additional paid-in capital . . . . . . . . . . . . .  $  103,919       103,919

Deficit accumulated during the development stage      $ (150,346)      (75,564)
----------------------------------------------------  -----------  ------------
Total Stockholders' Deficit                           $  (43,382)       31,400
----------------------------------------------------  -----------  ------------
Total Liabilities and Stockholders' Equity            $   21,365        31,400
===============================================================================


The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      From           From
                                                     3/10/2004    3/10/2004
                                                     (date of      (date of
                                        For the     inception)    inception)
                                     nine Months     through     through
                                    Ended Sept. 30   Sept. 30    Sept. 30,
                                          2005          2004        2005
                                     ------------  ------------  ------------

Revenue . . . . . . . . . . . . . .  $     30,318   $        --   $    30,318
                                     ------------  ------------  ------------

Cost of Goods Sold  . . . . . . . .  $     32,431            --        32,431
                                     ------------  ------------  ------------
Gross Profit  . . . . . . . . . . .  $     (2,113)           --        (2,113)


General and Administrative
   Expenses   . . . . . . . . . . .        70,369        43,545       145,933

Interest Expense  . . . . . . . . .         2,300             0         2,300
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (74,782)  $    (43,545)  $  (150,346)
                                     ------------  ------------  ------------

BASIC LOSS PER SHARE  . . . . . . .  $     (0.03)  $     (0.02)   $     (0.06)
                                     ------------  ------------   -----------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .     2,994,819     2,132,352     2,758,234
                                     ------------  ------------   -----------




                                          For the Three Months
                                            Ended  Sept. 30
                                          2005          2004
                                     ------------  ------------

Revenue . . . . . . . . . . . . . .  $     13,800   $        --
                                     ------------  ------------

Cost of Goods Sold  . . . . . . . .  $     15,329            --
                                     ------------  ------------
Gross Profit  . . . . . . . . . . .  $     (1,529)           --


General and Administrative
   Expenses   . . . . . . . . . . .        22,422        34,035

Interest Expense  . . . . . . . . .         1,022             0
                                     ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (24,973)  $    (34,035)
                                     ------------  ------------

BASIC LOSS PER SHARE  . . . . . . .  $     (0.01)  $     (0.01)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .     2,994,819     2,390,109
                                     ------------  ------------




The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                         From         From
                                                       3/10/2004    3/10/2004
                                                       (date of      (date of
                                        For the       inception)    inception)
                                      nine Months       through     through
                                    ended Sept. 30     Sept. 30    Sept. 30,
                                            2005          2004        2005
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (74,782)   $(43,545)  $ (150,346)
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
  Depreciation Expense  . . . . . . . . .      2,387           0       2,793
  (increase)/decrease in:
      Inventory                                    0           0           0
      Short-term deposits                          0           0        (550)
      Long term deposits                           0      (9,970)     (7,976)
  increase/(decrease) in:
      Accounts Payable                         7,447           0       7,447
      Interest Payable                         2,300           0       2,300
      Payables to related parties             55,000           0      55,000
                                           ----------  ----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES     (7,648)    (53,515)    (91,332)
                                           ----------  ----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment              0           0      (7,030)
                                           ----------  ----------  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES          0           0      (7,030)
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0      103,964       106,964
                                           ----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         0      103,964       106,964
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .    (7,648)      50,449         8,602
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .    16,250            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $  8,602    $  50,449    $    8,602
                                           ----------  ----------  -----------


Supplemental Disclosure Information
  Cash paid for interest                   $      0            0             0
  Cash paid for taxes                      $      0            0             0


The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Certain information and disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004.

NOTE 1   RELATED PARTY PAYABLE

The Company received a loan of $50,000 from a commonly held company on March 7, 2005 with an annual interest rate of 8% and is payable on demand.

Note 2   RELATED PARTY PAYABLE

On August 19, 2005 a stockholder, Jeff Jenson, loaned the Company
$5,000. The loan bears a simple interest rate of 8% and is payable on demand.

Subequent Events

On November 21, 2005, Tryant, LLC loaned the Company $5,000. This loan bears a simple interest rate of 8% and is payable on demand.



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

     Unless we are able to obtain enough capital to finance our automobile inventory, our business is unlikely to generate sufficient revenues to generate positive income. We expect to receive futher funding commitments from a stockholder in the form of additional loans. This stockholder has already loaned us $10,000 as of November 22, 2005.

     Our Company currently has a working capital deficit and our auditors have expressed doubt about our ability to continue as a going concern. If we are unable to increase revenues or secure adequate financing in the near future to advance our business, there is substantial doubt about our ability to continue as a going concern and we could be forced to cease operations.

     Our plan of operations for the next twelve months is to continue operating our dealership in southern california.

This 12-month plan of operations includes our goals of

     o   obtaining additional capital to finance inventory and pay our expenses

     o   selling cars at a gross profit

     o   attaining profitability.

     To achieve these goals during the next twelve months, we intend to reach out to stockholders and other related parties to obtain loans and/or additional financing. We anticipate that we will have to raise at least $70,000 to $85,000 during the next twelve months.

     We need to buy and sell cars at a profit. At this time we will focus on any auto sale which might lead to gross profits, including, but no limited to the sales of economy cars or higher-end used cars, whichever appears to most likely lead to a profit.

     In view of our recurring losses and the loss of revenue during the most recent twelve months, management is constantly evaluating what can be done to improve our business to help us achieve profitability. Management is also reviewing our current operations to determine whether we can reduce certain expenses and overhead without jeopardizing our level of business.

Results of Operations

    Three and nine Months Ended September 30, 2005 Compared to Three and nine Months Ended September 30, 2004

     We had revenues of $13,800 for the three-month period ended September 30, 2005, which represented an increase of $13,800 compared to revenues of $0 for the third quarter of 2004, during which we had not yet fully commenced operations. For the nine months ended September 30, 2005, revenues were $30,318, which represented an increase of $30,318 compared to the first nine months of 2004, during which the Company was just formed and just starting its operations.

     Total expenses for the nine months ended Sept. 30, 2005 quarter of 2005 increased to $70,369 from $43,545 compared to total expenses for the period ended from inception, March 10, 2004, to Sept. 30, 2004. During the 2004 fiscal year capital resources were consumed in setting up the company and obtaining the proper business licenses and permits. In 2005, our expenses consisted of monthly rent, insurance, and a monthly salary of $2,500 to our President.

     Our expenses for the three month periods ended September 30, 2004 and September 30, 2005, respectively were, $34,035 and $22,422, representing a descrease of $11,613.


Liquidity and Capital Resources

     On September 30, 2005, we had cash on hand of $8,602, compared to $16,250 as of December 31, 2004. The decrease in cash is attributed to our insufficent operating revenues and continuing expenses during the year to date. Our cash position has been enhanced due to a loan from a stockholder on August 19, 2005 totaling $5,000. All loans to the company have been secured by notes.

     We estimate our cash requirements for the next 12 months to be a minimum of approximately $70,000. Our current cash on hand will not be sufficient to satisfy our cash requirements and we will have to seek additional funds. At this time we have no firm written agreements with anyone to provide future funds to our company. In the event we are unable to secure necessary future funding, we will have to curtail our business or cease operations completely.

     At September 30, 2005, we had total assets of $21,365 and a stockholders' deficit of $43,382, compared to total assets of $31,400 and a total stockholders' equity of $31,400 at December 31, 2004. The decrease in equity is due to our continued operating losses and lack of sufficient revenues to offset our expenses.


Forward Looking and Cautionary Statements

     This report, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations" contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward- looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o Our ability to maintain our current business and, if feasible, expand the marketing of our products and services;

     o   Our  ability  to  attract  and  retain  new   individual  and  business
         customers;

     o The anticipated benefits and risks associated with our business strategy;

     o Volatility of the stock market, particularly within the entertainment sector;

     o   Our future operating ability and the future value of our common stock;

     o The anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

     o   Our future capital  requirements  and our ability to satisfy our needs;
         and

     o   general economic conditions.

     You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.



Item 3.        Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.       Unregistered Sales or Equity Securities and Use of Proceeds

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     None.



Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 10.1        Form of Promissory Note from Jeff Jenson

         Exhibit 10.2        Form of Promissory Note from Tryant, LLC

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2        Certification  of  Principal   Accounting   Officer
                             Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1        Certification  of  C.E.O.  Pursuant  to  18  U.S.C.
                             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         None.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Coast Car Company


Date:  November 22, 2005
                                   /s/ Robert Worthington
                                   ------------------------------
                                   Robert Worthington
                                   President and CEO

Date:  November 22, 2005
                                   /s/ Daniel Drummond
                                   ------------------------------
                                   Daniel Drummond
                                   Vice President

Date:  November 22, 2005
                                   /s/ Alex Ferries
                                   ------------------------------
                                   Alex Ferries
                                   Treasurer/Secretary and CFO