Form 10KSB
period 2005-12-31
West Coast Car CO
filed 2006-03-31
CIK 1295079

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2005
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission File No. 000-51312

                            West Coast Car Company
                            --------------------
                (Name of Small Business Issuer in its Charter)


         Delaware                                    54-2155579
           ----                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                              33055 Harmony Lane
                              Temecula, CA 92592
                           --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 295-3400

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                        Common stock, $.001 par value
                        --------------------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X    No            (2)   Yes  X    No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2005; $30,318

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2005 - $49,500 There are approximately 494,820 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there was no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.10 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     December 31, 2005; 2,994,819.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                   ---      ---

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of West Coast Car Company, a company organized under the laws of Delaware (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-KSB.

The use in this Form 10-KSB of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of West Coast Car Company is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.



                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

Our Company

References in this Form 10-KSB to "we," "us," "our," the Company or "WCCC" refer to West Coast Car Company d/b/a So Cal Car Company. In March 2004, the Company was incorporated in the State of Delaware as West Coast Car Company. In the State of California, we operate as West Coast Car Company d/b/a
"So Cal Car Co".

We are a retail pre-owned retail automobile dealership in Southern California. The Company commenced operations in Temecula, California in November
2004. As of December 31, 2005 we had bought and sold a 1997 Porsche Boxter and 2005 Nissan Altima. At this time there are no vehicles in inventory.

Robert Worthington, our President, has been licensed to sell cars and motorcycles by the State of California since November 2004. Since 1962, Mr. Worthington has bought and sold 63 used cars and motorcycles that he acquired for personal use and 20 vehicles that he had refurbished or rebuilt and that he sold for profit. Mr. Worthington's occupational background has been as an executive in the electronics and fabrication manufacturing industries and prior to his affiliation with West Coast Car Company, had never worked in full-time in auto sales. At this time, Mr. Worthington is our only full-time employee. Our other two officers assist Mr. Worthington as needed on a part-time basis.

Our Company currently has a working capital deficit and our auditors have expressed doubt about our ability to continue as a going concern.

We operate as a "traditional" pre-owned dealership, whereby we seek out vehicles from various sources, such as auctions, private parties, wholesalers, etc. and then sell the vehicles to the general public. We generally acquire the vehicles prior to identifying a buyer. We may not realize a profit on each sale. Where deemed appropriate, we have third parties repair, modify or enhance cars before sale.

Our principal office and retail location is located at 28860 B1 Old Front Street, Temecula, California 92590. It is located off I-15. The office and retail space is approximately 1375 sq feet. Prior to leasing the building was occupied by an insurance company. The facility had to undergo improvements to create a showroom for displaying motor vehicles. Approximately $2,000 was spent on new carpeting, paint and decor. Also, a building sign with the name "So Cal Car Co", at a cost of $1,000, was purchased and installed on the front of the building. Our hours of operation are 9-5pm.

We have no contracts or agreements with any automobile suppliers at this time, but we may seek out such relationships in the future.

Buying Strategy

Auctions, classified ads, and the Internet will be used to locate automobiles to buy for resale. There are a large number of auction businesses located within a 50-mile radius of the Company. The majority of automobiles for sale at auction are cheap, high mileage automobiles. However, banks and other financial institutions use auctions to sell upscale and luxury low mileage repossessed automobiles and prior leased automobiles.

Our objective is to locate and buy automobiles that we can sell at a gross margin target of 15% or higher. In order for us to be profitable, we believe that we need to turn our inventory every two weeks.


     Principal Products or Services and Their Markets.
     -------------------------------------------------

Automobile Market Overview

According to The Detroit News, demand for luxury car brands increased 7% in 2004 compared to the year before. Since luxury vehicles are status symbols, they are more insulated from negative economic factors. The increase in luxury vehicle sales occurred despite the rising cost of gasoline. In 2003, luxury sales accounted for 11.5% of US sales.

The baby boomer generation, consisting of people born between 1946 and 1964, will continue to have a dramatic impact on the auto industry, since they are such a large group, with disposable income. Forty-five percent of the people buying cars are over the age of 50 according to The Detroit News.

According to the NADA, National Automobile Dealers Association, in the last year, the average used vehicle price at dealerships has increased from $13,500 to $14,250. NADA also goes on to say that used car sales should trend upward this year, as many typical used car buyers have returned to work during the past year. Wholesale used-vehicle prices increased for the first time in four years in 2004.

According to the Manheim Used Car Market Report, the used vehicle market was 43 million units in 2002, 43.6 million units in 2003, and 42.5 million units in 2004. In 2004, franchised dealers (GM, Ford, Toyota etc.) represented 28% of used car sales. 72% of used car sales were by independent dealers.

We expect to capture only a small portion of the overall market. Our current expectation is that we will buy and sell no more than 4-6 cars per month in the near term.

Geographic Location

WCCC is located in the city of Temecula in Southwest Riverside County, California. Temecula borders on the San Diego County line. Temecula is one of the fastest growing and affluent cities in Southern California, known for its wineries, golf courses and its International Film Festival. Within an hour's drive are the communities of Rancho Santa Fe and La Jolla, both among the wealthiest cities in the United Sates.

Customer Profile

We anticipate that our customer base will be comprised of two segments of the Automobile-buying population. The first segment is buyers in their thirties who have money to spend on houses and automobiles and who we believe will use their new-found buying power to buy the car they have always wanted. The second segment of the population is the baby boomers, who have reached their peak earning potential, raised their families, and now have the wealth and discretionary income that will allow them to spend on their dream car. According to the US Census Bureau, there are almost two million people age 30-59 in Riverside and San Diego County.


     Distribution Methods of the Products or Services.
     -------------------------------------------------

We anticipate that our best sources of automobiles for resale will be on the Internet. The Auto Trader advertises approximately two million used cars for sale nationally. E-bay Motors continues to expand the number of automobile offerings and also has an extensive list of automobiles for auction. Our two vehicle acquisitions to date have been through E-bay.

We generally plan to obtain our vehicles from private parties who sell their cars by online auctions or by way of classified listings in newspapers.

We have a physical store location where we intend to display and sell our acquired vehicles.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

None; not applicable.

     Competitive Business Conditions.
     --------------------------------

Currently the competition in the local area marketplace, consisting of a population of about 250,000, includes three other upscale and luxury resellers as well as several low to mid range dealers located in the immediate area, numerous new car dealerships and purchases through the Internet.

We believe the higher price of an upscale and luxury used car offers the company an opportunity to potentially achieve a bigger profit on the sale of each car compared to the profit achieved on the sale of a less expensive automobile. While we plan to focus on this sales segment, we will not limit our sales to this segment.

We believe there is enough of a market in the area to support many similar businesses. Our expectation is that since we have a small volume, we will not present a significant threat to any of the larger competitors, and will be able to operate without having to compete directly. Also, we hope to compete with other dealerships by carefully researching and selecting vehicles that will be desired by our potential customers.

Our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have more significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

     Sources and Availability of Raw Materials and Names of Principal
     Suppliers.
     --------------------------------------

We anticipate that our best sources of automobiles for resale will be on the Internet. The Auto Trader advertises approximately two million used cars for sale nationally. E-bay Motors continues to expand the number of automobile offerings and also has an extensive list of automobiles for auction. Our two vehicle acquisitions to date have been through E-bay.

We generally plan to obtain our vehicles from private parties who sell their cars by online auction or newspaper classified listings.


     Dependence on One or a Few Major Customers.
     -------------------------------------------

We have had two customers. We do not consider us dependent on these customers. These two buyers were individuals and are not likely to purchase again in the near future.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
     -------------------------------

None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

Prior to commencing business in Temecula, California, we obtained the following licenses and permits: Business License from the City of Temecula, Sellers Permit from California Franchise Tax Board, Building permit from City of Temecula for our building sign, a dealer license from the California DMV and a $50,000 bond for a used car dealer from an insurance company. These permits and licenses have been received and we are fully licensed to conduct business in Temecula, California at this time. We have established a retail location and office.

We are not aware of any other required approvals for our services or products.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

We do not anticipate any effects on our business from existing or probable governmental regulation.

     Research and Development.
     -------------------------

None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

We do not repair or service any vehicles, and we are not aware of any specific environmental laws which apply to us as a used car dealership operating under this capacity.

     Number of Employees.
     --------------------

Robert Worthington, our president, is our only full-time employee at this time. For other services, we rely on the efforts of our other directors and executive officers, Daniel D. Drummond, our Vice-President, and Alexander S. Ferries, our Treasurer/Secretary, each of whom devotes an average of 10-20 hours per month to our operations, as may be required. We believe that our operations are currently on a small scale that is manageable by these individuals.


Risk Factors

     Ownership of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

     Risks Relating to Our Business
     ------------------------------
     Our limited operating history makes it difficult to evaluate our business and prospects.
     ---------------------------------------------------------------------------
     We commenced our current business operations in March 2004 and, because of our short operating history, we have only limited financial data and business information for a prospective investor to evaluate our business strategies, past performance or an investment in our common stock. Thus, investors not have adequate information with which to make an informed investment decision regarding our company.

     We have limited assets and our current operations have not resulted in substantial revenues.
     ---------------------------------------------------------------------------
     We currently have assets of $14,753 and revenues for the past two fiscal years ended December 31, 2005 and 2004 have been $30,318 and $0, respectively. It is unlikely that our revenues will increase significantly in the immediate future unless we are able to raise additional capital. There can be no assurance that we will be able to secure such additional funds or that we will continue our current level of revenues or be able to increase revenues in the future. We expect to continue to incur expenses in connection with the operation of our business and other general and administrative expenses. Accordingly, we need to continue to generate revenues to achieve and/or sustain profitability. If we do achieve increased revenues, we may be unable to sustain profitability on a quarterly or annual basis.

     There is substantial doubt about our ability to continue as a going concern due to working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding.
     ---------------------------------------------------------------------------
     Because we have not shown the ability to generate sufficient revenues to cover our operating costs on a consistent basis, in is important that we either increase revenues in the future or locate an additional source of funding. For fiscal years ended December 31, 2005 and 2004, we incurred net losses of $88,964 and $75,564, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2005, raises doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to increase revenues or obtain adequate capital to cover our operating costs, we may be forced to cease operations.

     Additional required capital may not be available at attractive terms which would have a material negative effect on our operating results.
     ---------------------------------------------------------------------------
     In the event we need additional funds in order to continue or increase our business operations, we may not be able to secure such funding. In the past we have been dependent on the infusion of capital from our directors and stockholders in order to continue our business. Currently, we estimate our recurring annual total expenses to be approximately $80,000 per annum. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to expand our business and to satisfy increased reporting and stockholder communications obligations under the securities laws.

     We cannot give any assurance that we will be able to obtain necessary funds required to continue operations, or that such funds will be available on terms favorable to us. If we borrow funds we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. In addition, our cash requirements may vary materially from those now anticipated by management. These changes may be due to the results of business expansion, potential changes in capital and debt markets, terms on which financing can be obtained, competitive factors and other factors. If adequate funds are not available, we may be required to curtail our operations which would have a negative effect on our financial condition.

     If we are unable to compete successfully with other businesses offering similar services, our business could be impacted negatively.
     ---------------------------------------------------------------------------
     We currently compete with both new car, and pre-owned car dealerships in southern California. Our inabilty to compete with other competitors will impact our abiity to continue operations.

     Future operating results are likely to fluctuate significantly and cause the value of our stock to be volatile, which could cause the value of an investment in our company to decline.
     ---------------------------------------------------------------------------
     Our future quarterly and annual operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside our control. If operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock, should a public trading market develop, could significantly decline, which may cause the value of an investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

     * given the nature of the markets in which we participate, we may not be able to reliably predict future revenue and profitability;

     * our ability to obtain sufficient inventory and supplies to expand our business and the markets in which we operate.

     *   our ability to retain key  management,  sales and marketing  personnel;
         and

     Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly and period-to-period comparisons should not be relied upon as indications of future performance. These fluctuations could cause the value of our stock to be volatile.

     We are heavily dependent on our executive officers and their loss could severely damage our business.
     ---------------------------------------------------------------------------
     Our future success depends on the continued contributions of our directors and executive officers, particularly our President Robert Worthington. Mr.
Worthington, together  with  Alex Ferries, our  Secretary/Treasurer,   were
instrumental in establishing our company and are central to our development and growth. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on employees for various specialized services, we will need to recruit and retain additional personnel, including advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

     Because we have not adopted policies governing potential conflicts of interest, the occurrence of one or more conflicts could have a negative impact on our business.
     ---------------------------------------------------------------------------
     Our officers, directors and affiliates may be subject to potential conflicts of interest. All of our officers and directors have other full-time employment and are subject to competing demands for their time and resources between our business and their other business and investment interests. Although we do not presently anticipate doing business or entering into transactions with a business or entity in which an affiliate may have an ownership interest, it is possible that such an occurrence may take place in the future. We have no formal conflict of interest policy in place regarding the possibility of our entering into transactions with affiliates. In the event of a potential conflict of interest, our board of directors is governed by Delaware corporate law relating to conflicting interest transactions and the "doctrine of corporate opportunities."

Presently, it is management's intent to have any related party transaction ratified by a disinterested board of directors and, if necessary, by a vote of stockholders. If management does not follow these guidelines, there is a possibility that we could enter into a transaction without board and/or stockholder approval and that such transaction may not be in the best interest of the business. This could have a material and negative effect on our business and financial condition. There can be no assurance that any potential conflicts of interest will be resolved fairly in favor of our stockholders or us.

     Management will devote only minimal time our business.
     ---------------------------------------------------------------------------
     Presently, our two of our directors have other full time obligations and will devote only such time to the business of our company as necessary to maintain our ongoing business viability. Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to our company, at least until such time as business warrants devoting more time.

     Risks Relating to Ownership of Our Common Stock
     -----------------------------------------------
     Effective voting control is held by directors who have the ability to control future election of directors and the affairs of our company.
     ---------------------------------------------------------------------------
     Our current directors own in the aggregate approximately 83.5% of our outstanding voting securities. No other single stockholder owns in excess of 110%. Accordingly, the current directors have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other stockholders.

     No market for our common stock.
     -------------------------------
     We anticipate applying for listing of our common stock on the OTC Bulletin Board. However, there is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, we must remain current in our periodic filings with the SEC in order to apply to have our securities quoted on the OTC Bulletin Board and, if accepted, to maintain our inclusion. In the event that we lose this status as a "reporting issuer," any future quotation of our shares on the OTC Bulletin Board may be jeopardized.


     The so called "penny stock rule" could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could have a negative effect on the price of our stock .
     ---------------------------------------------------------------------------
     In the event we are ultimately accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

     o   make a special suitability determination for purchasers of our shares;

     o receive the purchaser's written consent to the transaction prior to the purchase; and

     o deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

     Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

     We have never paid a dividend and do not intend to do so in the immediate future.
     ---------------------------------------------------------------------------
     We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements may impose.




Item 2.  Description of Property.
---------------------------------

Our principal office and retail location is a showroom located at 28860 B1 Old Town Front Street, Temecula, California 92590. It is located off the I-15 freeway. The showroom is approximately 1375 sq feet. Site improvements to the retail space include new carpeting, paint, and a new sign bearing "So
Cal Car Co".

We have entered into a two year lease agreement for our current office/retail space, which agreement concludes at the end of July, 2006. An early termination clause allows us to terminate this lease early with a termination fee of $4,200. The monthly rent was initially $1,994 but has increased to $2,054.

We have made capital investments of $5,255 for site improvements and equipment for the showroom, including new carpet, paint, signage, furniture, telephones, and a computer system.

Item 3.  Legal Proceedings.
---------------------------

     Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
------------------------------------------------------------------

Market Information.
-------------------

     There has never been any established public market for shares of common stock of our Company. Our Company intends to submit for listing on the OTC Bulletin Board of the NASD. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

     A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

Recent Sales of "Restricted Securities".
----------------------------------------

     There have been no sales of "restricted securities" or other securities by us during the past three years.

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended December 31, 2004 was approximately 56 these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of December 31, 2005 there were approximately 56 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

                         Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected
results in these statements.   Forward-looking statements speak only as of the
date they are made.   Our Company does not undertake, and specifically
disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                             Plan of Operation

From our inception until now, our focus has been on obtaining the appropriate licenses and setting up a retail location. This focus has consumed significant financial resources, leaving us with insufficient funds for working capital. We have only recently begun to acquire and sell vehicles.

In the year ended December 31, 2005, we had sold two cars, both below our acquisition cost.

At this time, we have been unable to raise additional capital to fund our working capital and have relied on stockholder loans to pay our ongoing expenses.

By June 2006, we plan to secure additional working capital in the range of $50-100,000 in the form of a loan from one or more of our stockholders to carry us for the next twelve months. As we buy our inventory and then offer it for sale, the funds will be necessary to continue our business. We expect to pay $15-20,000 for each acquisition. Rent is approximately $2,054/month.

If we are able to receive additional funding by the end of June. we hope to sell two to three cars per month from June 2006 until October 2007. If we are able to operate profitably during these months, then we expect to be able to increase our inventory with the proceeds from these sales and sell three to four cars per month.

We acquire vehicles and hold them on our lot prior to any indentified sale or buyer. We have no inventory at this time and have not yet identified a particular vehicle for our next acquisition.

As of December 31, 2005, we have a working capital deficit of approximately $61,034, which requires that we obtain a loan or find other forms of bringing in additional capital. We have a cash balance of approximately $35.


                           Results of Operations

We have little cash and have experienced losses since inception. We had $30,318 in revenues for the year ended December 31, 2005 and no revenues for the year ended December 31, 2004. Expenses during the year ended December 31, 2005 were $86,853 compared to expenses of $75,564 in 2004. Expenses for both years consisted mostly of general and administrative expenses. These expenses were due to salary for our President, rent, professional,legal and accounting fees.

As a result of the foregoing factors, we realized a net loss of $88,966 for the year ended December 31, 2005, compared to a net loss of $75,564 for the year ended December 31, 2004.


                                 Liquidity

During calendar 2005, we relied on loans from a stockholder in the amount of $15,000 and $50,000 from another Corporation. During calendar 2004, we relied on the proceeds from our private placement. The loan amounts of $65,150 are outstanding as of December 31, 2005, are unsecured, bear 8% per annum and is due on demand.

Item 7.  Financial Statements.
------------------------------

                    WEST COAST CAR COMPANY
                [A Development Stage Company]

         Report of Independent Registered Public Accounting Firm
                      and Financial Statements

                        December 31, 2005




                   WEST COAST CAR COMPANY
               [A Development Stage Company]

TABLE OF CONTENTS

                                                                          Page

Report of Independent Registered Public Accounting Firm                     1

Balance Sheet - December 31, 2005                                           2

Statements of Operations for the Years Ended
December 31, 2005 and 2004, and for the period
from Inception [March 10, 2004] through December 31, 2005                   3

Statement of Stockholders' Deficit for the Period
from Inception [March 10, 2004] through December 31, 2005                   4

Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004, and for the period
from Inception [March 10, 2004] through December 31, 2005                   5

Notes to Financial Statements                                              6-10







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
West Coast Car Company, Inc.

We have audited the accompanying balance sheet of West Coast Car Company, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception
[March 10, 2004] through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Car Company, Inc., as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and for the period from inception [March 10, 2004] through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
February 28, 2006

                           West Coast Car Company, Inc.
                          [A Development Stage Company]
                                 Balance Sheet
                               December 31, 2005

                                    Assets
Current Assets
   Cash and cash equivalents                                   $     35

Other Current Assets
    Deposits                                                      8,526
    Prepaid Insurance                                             2,579
                                                               --------
Total Current Assets                                             11,105

Fixed Assets
    Fixed assets, net of depreciation - Note 5                    3,433
                                                               --------
Total Fixed Assets                                                3,433
                                                               --------
Total Assets                                                   $ 14,573
                                                               --------
                                                               --------


Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
   Acounts Payable                                             $ 3,534
   Interest Payable                                              3,455
   Related Party Payable - Note 8                                65,150
                                                               --------
Total Current Liabilities                                       72,139

Total Liabilities                                             $ 72,139

Stockholders' Deficit

Preferred Stock -- 5,000,000 shares authorized having a
  par value of $.001 per share; 50,000 shares issued and
  outstanding; current liquidation value of $.10 per
  share - Note 4                                                     50

Capital Stock -- 100,000,000 shares authorized having a
  par value of $.001 per share; 2,994,819 shares issued
  and outstanding - Note 4                                        2,995

Additional paid-in capital                                      103,919
Deficit accumulated during the development stage               (164,530)
                                                               --------
Total Stockholders' Deficit                                     (57,566)
                                                               --------
Total Liabilities and Stockholders' Deficit                     $14,573
                                                               --------
                                                               --------

See accompanying notes to financial statements

                           West Coast Car Company, Inc.
                          [A Development Stage Company]
                             Statements of Operations
         For the Years Ended December 31, 2005 and 2004, and for the Period from Inception [March 10, 2004] through December 31, 2005

                                                                 For the Period
                                                                 from Inception
                                                                [March 10, 2004]
                                                                     through
                                               2005      2004    Dec. 31, 2005


Revenues                                  $  30,318         -       30,318

Cost of Goods Sold                        $  32,431         -       32,431
                                            --------   --------    --------
Gross Profit                              $  (2,113)        -       (2,113)


General and administration expenses
    Expenses                              $  83,398     75,564     158,962
                                            --------   --------    --------
Total general and administration expenses $  83,398     75,564     158,962

Interest Expense                          $   3,455         -        3,455
                                            --------   --------    --------
Net Loss                                  $ (88,966)   (75,564)   (164,530)


Basic and Diluted loss per share          $   (0.03)     (0.03)      (0.06)
Weighted average number of common shares
outstanding                               2,994,819    2,540,032   2,791,163

                                 West Coast Car Company, Inc.
                                [A Development Stage Company]
                             Statement of Stockholders' Deficit
   For the Period from Inception [March 10, 2004] through December 31, 2005

                          Preferred Stock     Common Stock
                          ----------------    ---------------       Additional             Total
                          Shares     Par       Shares      Par       Paid in    Retained   Stockholders'
                          Issued     Amount    Issued      Amount    Capital    Deficit    Deficit
                          ------     ------    ------      ------    -------    --------    -------------
Balance, March 10,        -          $ -       -           $ -       $ -        $ -         $ -
2004

4/9/04 - Issued stock
for services rendered,
at $.0012 per share                           2,499,999    2,500     500                    3,000

7/10/04 - Issued stock
for cash at $.20 per
share                                         394,570      394       78,520                 78,914

8/5/04 - Issued stock
for cash at $.20 per
share                                         95,750       96        19,054                 19,150

9/17/04 - Issued stock
for cash at $.20 per
share                                         4,500        5         896                    900

Issue stock for cash at
$.10 per share            50,000     50                              4,950                  5,000

Net loss for the period
ended December 31,
2004                                                                           (75,564)    (75,564)
                          ------     ------    ------      ------    -------   --------    --------
Balance, December 31,
2004                      50,000     50     2,994,819     2,995     103,919    (75,564)     31,400

Net loss for the period
ended December 31,
2005                                                                           (88,966)    (88,966)
                          ------     ------    ------      ------    -------   --------    --------
Balance, December 31,
2005                      50,000     $ 50     2,994,819   $ 2,995   $ 103,919  $(164,530) $(57,566)
                          ------     ------    ------      ------    -------   --------    --------
                          ------     ------    ------      ------    -------   --------    --------





See accompanying notes to financial statements

                    West Coast Car Company, Inc.
                   [A Development Stage Company]
                      Statements of Cash Flows
         For the Years Ended December 31, 2005 and 2004, and
for the Period from Inception [March 10, 2004] through December 31, 2005

                                                                      From
                                                                    Inception
                                                              [March 10, 2004]
                                                                       through
                                                                  December 31,

Cash Flows From Operating Activities                2005       2004       2005
 Net Loss                                      $ (88,966)   (75,564)  (164,530)
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                  $   3,191        406      3,597
 Common shares issued for services rendered           -       3,000      3,000
 (Increase)/decrease in prepaid insurance      $  (2,579)        -      (2,579)
 Increase/(decrease) in accounts payable       $   3,534         -       3,534
 Increase/(decrease) in interest payable       $   3,455         -       3,455
(Increase)/decrease in short-term deposits     $     -       (8,526)    (8,526)
                                                 --------   --------   --------
Net Cash From Operating Activities             $ (81,365)   (80,684)  (162,049)

Cash Flows From Investing Activities
 Purchase of property and equipment            $      -      (7,030)    (7,030)
                                                 --------   --------   --------
Net Cash From Investing Activities             $      -      (7,030)    (7,030)

Cash Flows From Financing Activities
 Proceeds from stock issuance                  $      -     103,964    103,964
 Increase/(decrease) in related party payable  $  65,150         -      65,150
                                                --------    --------   --------
Net Cash From Financing Activities             $  65,150    103,964    169,114
                                                --------    --------   --------

Net Increase (Decrease) in Cash                $ (16,215)    16,250         35

Beginning Cash Balance                         $  16,250          0          0
                                                --------    --------   --------

Ending Cash Balance                            $      35     16,250         35
Supplemental Disclosures
   Interest paid                               $      -          -           -
   Income taxes paid                           $      -          -           -


See accompanying notes to financial statements

                       West Coast Car Company, Inc.
                      [A Development Stage Company]
                     Notes to the Financial Statements
                            December 31, 2005
NOTE 1 - ORGANIZATION

    West Coast Car Company, Inc., doing business as So Cal Car Company
(the "Company") was incorporated under the laws of the State of Delaware on March 10, 2004. The Company was organized to operate as an automobile dealership in southern California and is still commencing its planned principal operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method
The Company's financial statements are prepared using accounting principles generally accepted in the United States.

b. Provision for Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

c. Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Basic Loss Per Common Share
Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Because the Company incurred losses for the years ended December 31, 2005 and 2004, the effect of options totaling 125,000 equivalent shares for each year has been excluded from the loss per share computation since the impact would be anti-dilutive.

f. Impact of New Accounting Standards
In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning the first interim period after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated

West Coast Car Company, Inc.
[A Development Stage Company]
Notes to the Financial Statements
December 31, 2005


g. Revenue Recognition
The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized when sales close and the vehicles are delivered to the customer. The Company records an account receivable for revenue earned but net yet collected. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

h. Property
Property and equipment are stated at cost. Depreciation is provided using the straightline and the declining balance methods over the lesser of the useful lives of the related assets or the remaining lease term on leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred.

i. Web Site Development Costs
The cost of web site development and maintenance has been expensed as incurred as part of the Company's ongoing operations.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the period ended December 31, 2005 were unprofitable. These factors raise substantial doubt about its ability to continue as a going concern.

The Company is preparing its operating site for automobile sales. Further, efforts are being made to market the Company's business to potential consumers. If the Company is unsuccessful in these efforts and cannot attain sufficient automobile sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

                       West Coast Car Company, Inc.
                      [A Development Stage Company]
                     Notes to the Financial Statements
                           December 31, 2005

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock
On April 9, 2004, the Company issued 2,499,999 shares to its officers for services rendered, valued at $.0012 per share. Since the Company was newly formed, an arbitrary estimate of the Company's stock price of $0.0012/share was used.
This stock price was not based on any historical financial metrics or other quantitative measurements as the Company was newly formed at the time.
During the period ended December 31, 2004, the Company also raised $98,964 from the issuance of 494,820 common shares, which were sold at $0.20 per share.

Preferred Stock
On June 30, 2004, 50,000 shares of Series A Preferred stock were issued through the conversion of outstanding indebtedness in the form of a Promissory Note from the Company to an individual dated June 30, 2004. The stock was valued at $.10 per share. The stock has the following summarized characteristics and rights:
 - Dividends - Cash dividends at 8% of the issue price, payable only when and if declared by the Board and shall be non-cumulative.
 - Voting - Holders shall be entitled to the number of votes equal to the number of shares of common stock into which the preferred shares could be converted.
 - Liquidation - Upon liquidation, holders shall be entitled to receive an amount per share equal to the original issue price plus all declared and unpaid dividends.
 - Conversion - At the option of the holder, shares may be converted to common stock at the current rate of 2.5 common shares per one share of preferred stock. The conversion price is currently equal to the original issue price.

NOTE 5 - PROPERTY

The major classes of assets as of the balance sheet date are as follows:
                                                                       Amount
Fixed Assets
   Leasehold Improvements (method: straight line; life: 2 years)       $ 5,255
   Office Equipment (method: double declining; life: 5 years)            1,775
                                                                       -------
Total Fixed Assets                                                       7,030
Accumulated Depreciation
   Leasehold Improvements                                               (2,834)
   Office Equipment                                                       (763)
                                                                       -------
Total Accumulated Depreciation                                          (3,597)
                                                                       -------
Net Property, Plant & Equipment                                        $ 3,433

Depreciation expense for the years ended December 31, 2005 and 2004 was $3,191 and $406, respectively.


                       West Coast Car Company, Inc.
                      [A Development Stage Company]
                     Notes to the Financial Statements
                              December 31, 2005

NOTE 6 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $49,792 from $20,622 as of December 31, 2004.


Deferred Tax Asset                                  Balance       Tax     Rate
------------------------------------------------    ---------  -------   -------
Federal loss carryforward (expires through 2025)   $ 164,530  $ 55,940   34.00%
State loss carryforward (expires through 2015)       163,730    14,474    8.84%
Valuation allowance                                            (70,414)

Deferred tax asset                                           $   -

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

                                                       2005     2004
------------------------------------------------    ---------  -------
Statutory Rate                                        (34%)     (34%)
Effects of:
        Valuation allowance and other                  34%       34%
Reported Provision for income taxes                     0%        0%

NOTE 7 - LEASE OBLIGATION

During the period ended December 31, 2004, the Company entered into an operating lease agreement for their office space. The agreement commenced in August 2004 and expires in July 2006. The agreement calls for monthly payments in the amount of $1,994, with an annual rent escalation of 3%. Rent for the period ended December 31, 2005 was $24,228. The agreement contains an option for early termination, for which the Company would incur approximately $4,200 of additional fees. Following is a schedule by years of future minimum lease payments required under the operating lease.

         Year     Lease Obligation
         2006       14,377
                  --------
                  $ 14,377

NOTE 8 - RELATED PARTY PAYABLE

The Company was loaned $15,000 by a shareholder during 2005. The loan is unsecured, payable on demand, and bears interest at 8% per annum. The total accrued interest payable for this note as of December 31, 2005 was $222.

The Company was loaned $50,000 by a commonly controlled and owned company in order to cover operating costs. The loan is unsecured, payable on demand, and bears interest at 8% per annum. The total accrued interest payable for this note as of December 31, 2005 was $3,233.

The Company was loaned $150 by an officer during 2005. The loan is unsecured, payable on demand, and non-interest bearing.

NOTE 9 - SUBSEQUENT EVENTS

The Company was loaned $7,200 by a shareholder during January 2006. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     No independent accountant of our Company has resigned, declined to stand for re-election or was dismissed during our Company's two most recent fiscal years or any interim period.

Item 8(a).  Controls and Procedures.
            ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b). Other Information
--------------------------------

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar years ending December 31, 2005 and 2004, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation       Resignation
   ----                 ----             -----------       -----------
Robert Worthington  President               3/2004                *
                    Director                3/2004                *

Daniel Drummond     Vice President          3/2004                *
                    Director                3/2004                *

Alex Ferries        Director                3/2004                *
                    Secretary/              3/2004                *
                    Treasurer               3/2004                *


          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------
Robert Worthington     58     President and Director
Daniel Drummond        55     Vice President, Chairman of the Board and
                               Director
Alex Ferries           32     Secretary, Treasurer and Director

Robert Worthington, the Company's Founder, has served as the Company's President and a Director since March 2004. He has held executive level positions in a diversified manufacturing environment, with a focus on inventory management and control. From May 1997 to March 2000, Mr. Worthington was VP of Operations at PG Design in Chesterfield, Michigan. From September 2000 to September 2001, he was VP of Operations at Wieland Precision Machine in Lake Elsinore, California. From October 2001 to December 2002 he was VP and General Manager of Wieland Warison in Lake Elsinore, California. From December 2002 until his affiliation with West Coast Car Company, Mr. Worthington undertook various job assignments as a consultant for a printing company and developing software training material for C&H Sugar. He also has a background in software implementation and consulting for companies such as The Walt Disney Company. Mr. Worthington's hobby is buying and selling automobiles and motorcycles. Primarily for his own benefit, he has bought and sold over 70 automobiles and 14 motorcycles, primarily low to medium priced vehicles. Mr. Worthington is a graduate of Cal State Northridge.


Daniel Drummond, the Company's Vice President and a Director has served since March 2004. He has been a Managing Director at Tryant, LLC since February 2004. From October 1999 to July 2000, Mr. Drummond was Chairman and Chief Operating Officer at Ameranth Technology Systems in San Diego, California. From March 2001 to October 2001, he was President of Wieland Precision Machine in Lake Elsinore, California. From October 2001 to December 2002 He was CEO of Wieland Warison, Inc. From April 2003 to January 2004, he was an independent consultant, working for Jeff Jenson, and consulting on the operations and development for a retail pharmacy, which never materialized. He graduated from West Point, where he later taught, and served in the Armed Forces for twenty years, retiring after serving as the Chief of Army Public Affairs in New York and as a senior public affairs officer in the Pentagon. Mr. Drummond was also a military affairs advisor to CBS News. He is also Vice President and Director of Self-Storage Super Center, Inc. and Vice President and Director of BigHorn Air, Inc.

Alex Ferries has served as the Company's Secretary and Treasurer and a Director since March 2004. He has been an associate at Tryant, LLC since February 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. He was not actively employed from June 2002 to July 2003. From September 2000 to June 2002, he attended The Tuck School of Business at Dartmouth and graduated with an MBA. From February 1999 to May 2000 Mr. Ferries worked for Critical Link, LLC, an engineering consulting firm in Syracuse, New York. Before that he worked at Sensis Corporation, a RADAR and air traffic control systems developer and manufacturer located in DeWitt, NY. His other professional experiences are related to manufacturing and product development. He also holds a Bachelor of Arts and Bachelor of Engineering from Dartmouth College. Mr. Ferries is President and Director of Wrap-N-Roll USA, Inc., and Secretary and Director of AcuRx, Inc.

Family Relationships.
---------------------
There are no family relationships between any director or executive officer.


Involvement in Certain Legal Proceedings.
-----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee.
----------------

     We have not appointed an Audit Committee because of the lack of operations.




Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                                      ANNUAL
                                                   COMPENSATION                            LONG-TERM
COMPENSATION
                                                -------------------                     ------------
----------------
                                                                                          AWARDS
                                                                                        ----------
                                                                           OTHER        RESTRICTED
                                       FISCAL                             ANNUAL          STOCK
ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY    BONUS      COMPENSATION      AWARDS
COMPENSATION
----------------------------            -----   --------   --------   ---------------   ----------
---------------
Robert Worthington(1) .............    2005    $30,000      -          -                $1,000(2)
President
Daniel Drummond   (2) .............    2005       -         -          -                $1,000(2)
Vice President
Alex Ferries      (2) .............    2005       -         -          -                $1,000(2)
Secretary and Treasurer



(1) Mr. Worthington began serving as our President in March 2004 and receives a monthly draw of $2,500.

(2) On April 9, 2004, Mr. Worthington, Mr. Drummond and Mr. Ferries each received 833,333 shares of our common stock, which was valued at $1,000.



Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ending December 31, 2005 and 2004, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

On April 9, 2004, Daniel Drummond, Alexander Ferries and Robert Worthington all received 833,333 shares of common stock for efforts related to the founding and establishment of the company.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of December 31, 2005 and 2004, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                   12/31/04          12/31/05 and Currently
----------------                   --------          ----------------------
Robert Worthington*                                 |
33055 Harmony Lane                                  |
Temecula, CA 92592                 833,333  27.83%  | 833,333  27.83%
----------------------------------------------------------------------
Daniel Drummond*                                    |
7930 Artesian Rd                                    |
San Diego, CA 92127                833,333  27.83%  | 833,333  27.83%
----------------------------------------------------------------------
Alex Ferries*                                       |
1608 W 2225 S.                                      |
Woods Cross, UT 84087              833,333  27.83%  | 833,333  27.83%
----------------------------------------------------------------------
Sami and Dawn Maywood                               |
6105 Avenida Cresta                                 |
La Jolla, CA 92037                 178,500   5.96%  | 178,500   5.96%
----------------------------------------------------------------------


*Serves as an officer and director.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2005 and 2004, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                   12/31/04          12/31/05 and Currently
----------------                   --------          ----------------------
Robert Worthington*                                 |
33055 Harmony Lane                                  |
Temecula, CA 92592                 833,333  27.83%  | 833,333  27.83%
----------------------------------------------------------------------
Daniel Drummond*                                    |
7930 Artesian Rd                                    |
San Diego, CA 92127                833,333  27.83%  | 833,333  27.83%
----------------------------------------------------------------------
Alex Ferries*                                       |
1608 W 2225 S.                                      |
Woods Cross, UT 84087              833,333  27.83%  | 833,333  27.83%
----------------------------------------------------------------------
                                                    |
Officers and Directors             2,499,999 83.5%  | 2,499,999 83.5%

*Serves as an officer and director.


TOTALS


Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.

                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)


31.1      Certification of Robert Worthington

31.2      Certification of Alex Ferries

32        906 Certification


          (ii)

3         Amended and Restated Articles of Incorporation

3         Bylaws

         *Attached to our 10-SB Registration Statement, as amended filed 10/25/2005



Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to West Coast Car Company. by its principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:

     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $  4,467      $   817

     Audit-related fees                $      0      $     0

     Tax fees                          $    381      $     0

     All other fees                    $    463      $     0

     Total fees                        $  5,311      $   817

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   West Coast Car Company


Date:   3/27/2006                     By /s/ Robert Worthington
                                     Robert Worthington, President and
                                     Director

Date:   3/27/2006                     By /s/ Daniel Drummond
                                     Daniel Drummond, Vice President and
                                     Director

Date:   3/27/2006                     By /s/ Alex Ferries
                                     Alex Ferries, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  West Coast Car Company



Date:   3/27/2006                     By /s/ Robert Worthington
                                     Robert Worthington, President and
                                     Director

Date:   3/27/2006                     By /s/ Daniel Drummond
                                     Daniel Drummond, Vice President and
                                     Director

Date:   3/27/2006                     By /s/ Alex Ferries
                                     Alex Ferries, Secretary/Treasurer and
                                     Director