Form 10QSB
period 2006-03-31
West Coast Car CO
filed 2006-05-15
CIK 1295079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 2,994,819 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

March 31, 2006

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

WEST COAST CAR COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       March 31,
                                                         2006
ASSETS

CURRENT ASSETS
--------------
CASH . . . . . . . . . . . . . . . . . . . . . . .    $       39

INVENTORY  . . . . . . . . . . . . . . . . . . . .    $       --

Prepaid Insurance  . . . . . . . . . . . . . . . .    $      991

Security Deposit   . . . . . . . . . . . . . . . .    $      550
----------------------------------------------------  -----------
Total Current Assets   . . . . . . . . . . . . . .    $    1,580
----------------------------------------------------  -----------

FIXED ASSETS
------------
Fixed Assets  . . . . . . . . . . . . . . . . . . .   $    7,030

Accumulated Depreciation  . . . . . . . . . . . . .   $   (4,284)
----------------------------------------------------  -----------
Total Fixed Assets, net of depreciation               $    2,746
----------------------------------------------------  -----------

OTHER ASSETS
------------
Deposits . . . . . . . . . . . . . . . . . . . . . .  $    7,976
----------------------------------------------------  -----------
TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . .   $    7.976
----------------------------------------------------  -----------


TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $   12,302
==================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
-------------------
Accounts Payable   . . . . . . . . . . . . . . . . .  $    7,605

Interest Payable   . . . . . . . . . . . . . . . . .  $    4,950

Loans Payable  (Note 1,2)  . . . . . . . . . . . . .  $   82,450
----------------------------------------------------  -----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .  $   95,005
----------------------------------------------------  -----------

STOCKHOLDERS' DEFICIT
---------------------
Preferred Stock -- 5,000,000 shares authorized
  having a par value of $.001 per share; 50,000
  shares issued and outstanding; current
  liquidation value of $.10 per share . . . . . . . . $       50

Capital Stock -- 100,000,000 shares authorized
  having a par value of $.001 per share;
  2,994,819 shares issued and outstanding . . . . . . $    2,995

Additional paid-in capital . . . . . . . . . . . . .  $  103,919

Deficit accumulated during the development stage      $ (189,667)
----------------------------------------------------  -----------
Total Stockholders' Deficit                           $  (82,703)
----------------------------------------------------  -----------
Total Liabilities and Stockholders' Deficit           $   12,302
=================================================================


The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                    From
                                                                  3/10/2004
                                                                  (date of
                                        For the     For the      inception)
                                     three Months  three months    through
                                    Ended Mar. 31  ended Mar. 31    Mar. 31,
                                          2006          2005        2006
                                     ------------  ------------  ------------

Revenue . . . . . . . . . . . . . .  $        --   $        --   $    30,318
                                     ------------  ------------  ------------

Cost of Goods Sold  . . . . . . . .  $        --            --        32,431
                                     ------------  ------------  ------------
Gross Profit  . . . . . . . . . . .  $        --            --        (2,113)


General and Administrative
   Expenses                          $    23,643        19,181       182,604

Interest Expense  . . . . . . . . .        1,495            --         4,950
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (25,138)  $   (19,181)  $  (189,667)
                                     ------------  ------------  ------------

BASIC LOSS PER SHARE  . . . . . . .  $     (0.01)  $     (0.01)   $    (0.06)
                                     ------------  ------------   -----------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .     2,994,819     2,132,352     2,815,569
                                     ------------  ------------   -----------



The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                    From
                                                                  3/10/2004
                                                                  (date of
                                        For the     For the      inception)
                                     three Months  three months    through
                                    Ended Mar. 31  ended Mar. 31    Mar. 31,
                                          2006          2005        2006
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (25,138)   $(19,181)  $ (189,667)
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
  Depreciation Expense  . . . . . . . . .        688         787       4,284
  (increase)/decrease in:
      Inventory                                    0     (14,800)          0
      Prepaid Insurance                        1,588           0        (991)
      Short-term deposits                          0           0        (550)
      Long term deposits                           0           0      (7,976)
  increase/(decrease) in:
      Accounts Payable                         4,071           0       7,605
      Interest Payable                         1,495           0       4,950
                                           ----------  ----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    (17,296)     (33,194)  (174,369)
                                           ----------  ----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment              0           0      (7,030)
   Long Term Deposits                              0           0      (7,976)
                                           ----------  ----------  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES          0           0     (15,006)
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0      106,964
Payables to Related Parties                  17,300       50,000       82,450
                                           ----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES    17,300       50,000      189,414
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .        4        16,806          39
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .        35       16,230           0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $     39    $  33,036    $     39
                                           ----------  ----------  -----------


Supplemental Disclosure Information
  Cash paid for interest                   $      0            0             0
  Cash paid for taxes                      $      0            0             0


The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Certain information and disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

NOTE 1   RELATED PARTY PAYABLES

The Company received a loan of $50,000 from a commonly held company on March 7, 2005 with an annual interest rate of 8% and is payable on demand.

The Company was loaned $15,000 by a shareholder during 2005. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

The Company was loaned $250 by an officer. The loan is unsecured, payable on demand, and non-interest bearing.

On January 3, 2006 a shareholder loaned the Company $7,200. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On February 8, 2006 a shareholder loaned the Company $5,000. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On March 13, 2006 a shareholder loaned the Company $5,000. The loan is unsecured, payable on demand, and bears interest at 8% per annum.




Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

     Unless we are able to obtain enough capital to finance our automobile inventory, our business is unlikely to generate sufficient revenues to generate positive income. We expect to receive futher funding commitments from a stockholder in the form of additional loans. This stockholder has already loaned us $32,200 as of March 31, 2006.

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

This 12-month plan of operations includes our goals of

     o   obtaining additional capital to finance inventory and pay our expenses

     o   selling cars at a gross profit

     o   attaining profitability.

     To achieve these goals during the next twelve months, we intend to reach out to stockholders and other related parties to obtain loans and/or additional financing. We anticipate that we will have to raise at least $70,000 to $85,000 during the next twelve months. We also intend to complete an offering of our common stock.

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

Results of Operations

    Three Months Ended March 31, 2006 Compared to Three
    Months Ended March 31, 2005.

     We had no revenues for the three-month period ended March 31, 2006.

     Total expenses for the three months ended March 31, 2006 were $25,138. Our expenses consisted of monthly rent, insurance, and a monthly salary of $2,500 to our President.

     Our expenses for the three month periods ended March 31, 2006 and March 31, 2005, respectively were $25,138 and $19,181, representing a increase of $5,957.


Liquidity and Capital Resources

     On March 31, 2006, we had cash on hand of $39, compared to $33,036 as of March 31, 2005. The decrease in cash is attributed to our insufficent operating revenues and continuing expenses during the year to date.

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

     At March 31, 2006, we had total assets of $12,302 and a stockholders' deficit of $189,667, compared to total assets of $62,220 and a total stockholders' deficit of $94,745 at March 31, 2005. The decrease in equity is due to our continued operating losses and lack of sufficient revenues to offset our expenses.


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

West Coast Car Company


Date:  May 15, 2006
                                   /s/ Robert Worthington
                                   ------------------------------
                                   Robert Worthington
                                   President and CEO

Date:  May 15, 2006
                                   /s/ Daniel Drummond
                                   ------------------------------
                                   Daniel Drummond
                                   Vice President

Date:  May 15, 2006
                                   /s/ Alex Ferries
                                   ------------------------------
                                   Alex Ferries
                                   Treasurer/Secretary and CFO