Form 10QSB
period 2006-06-30
West Coast Car CO
filed 2006-08-15
CIK 1295079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 2,994,819 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

June 30, 2006

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

WEST COAST CAR COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       June 30,   December 31,
                                                         2006         2005

                                    Assets
Current Assets
   Cash and cash equivalents                          $    60             35

Other Current Assets
    Deposits                                            8,526          8,526
    Prepaid Insurance                                     594          2,579
                                                      --------       --------
Total Current Assets                                    9,180         11,105

Fixed Assets
    Fixed assets, net of depreciation                   2,052          3,433
                                                      --------       --------
Total Fixed Assets                                      2,052          3,433
                                                      --------       --------
Total Assets                                           11,232         14,573
                                                      --------       --------
                                                      --------       --------


Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
   Accounts Payable                                      9,087          3,534
   Interest Payable                                     6,748          3,455
   Related Party Payable - Note 8                      96,825         65,150
                                                      --------       --------
Total Current Liabilities                             112,660         72,139

Total Liabilities                                     112,660         72,139
                                                      --------       --------
                                                      --------       --------
Stockholders' Deficit

Preferred Stock -- 5,000,000 shares authorized
  having a par value of $.001 per share; 50,000
  shares issued and   outstanding; current
  liquidation value of $.10 per share
                                                           50             50

Capital Stock -- 100,000,000 shares authorized
  having a par value of $.001 per share; 2,994,819
  shares issued   and outstanding
                                                        2,995          2,995

Additional paid-in capital                            103,919        103,919
Deficit accumulated during the development stage     (208,392)      (164,530)
                                                      --------       --------
Total Stockholders' Deficit                          (101,428)       (57,566)
                                                      --------       --------
Total Liabilities and Stockholders' Deficit            11,232        $14,573
                                                      --------       --------
                                                      --------       --------



The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                    From
                                                                  3/10/2004
                                                                  (date of
                                        For the     For the       inception)
                                     six Months     six months     through
                                    ended June 30  ended June 30,  June 30,
                                          2006          2005        2006
                                     ------------  ------------  ------------

Revenue . . . . . . . . . . . . . .  $         --   $    16,518   $    30,318
                                     ------------  ------------  ------------

Cost of Goods Sold  . . . . . . . .  $         --        17,103        32,431
                                     ------------  ------------  ------------
Gross Profit  . . . . . . . . . . .  $         --         (585)        (2,113)


General and Administrative
   Expenses   . . . . . . . . . . .        40,569        47,947       199,531

Interest Expense  . . . . . . . . .         3,293         1,278         6,748
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (43,862)  $    (49,810)  $  (208,392)
                                     ------------  ------------  ------------

BASIC LOSS PER SHARE  . . . . . . .  $     (0.01)  $     (0.02)   $     (0.07)
                                     ------------  ------------   -----------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .     2,994,819     2,994,819     2,834,941
                                     ------------  ------------   -----------






                                          For the Three Months
                                            Ended  June 30
                                          2006          2005
                                     ------------  ------------

Revenue . . . . . . . . . . . . . .  $         --   $    16,518
                                     ------------  ------------

Cost of Goods Sold  . . . . . . . .  $         --        17,103
                                     ------------  ------------
Gross Profit  . . . . . . . . . . .  $         --         (585)


General and Administrative
   Expenses   . . . . . . . . . . .        16,927        27,971

Interest Expense  . . . . . . . . .         1,798         1,278
                                     ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (18,725)  $    (29,834)
                                     ------------  ------------

BASIC LOSS PER SHARE  . . . . . . .  $     (0.01)  $     (0.01)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .     2,994,819     2,994,819
                                     ------------  ------------




The accompanying notes are an integral part of these financial statements.

West Coast Car Company.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                                                     From
                                                                     3/10/2004
                                            For the    For the       (date of
                                         six Months    six months    inception)
                                           ended        ended        through
                                           June 30,     June 30,      June 30,
                                            2006          2005          2006
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (43,862)   $(49,810)  $ (208,392)
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
  Depreciation Expense  . . . . . . . . .      1,381       1,583       4,978
  (increase)/decrease in:
      Inventory                                    0     (15,030)          0
      Deposits         		                  0           0      (8,526)
      Prepaid insurance                        1,985           0        (594)
 increase/(decrease) in:
      Accounts Payable                         5,553       5,600       9,087
      Interest Payable                         3,293       1,278       6,748
      Payables to related parties             31,675      50,000      96,825
                                           ----------  ----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        25       (6,379)    (99,874)
                                           ----------  ----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment              0           0      (7,030)
                                           ----------  ----------  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES          0           0      (7,030)
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0           0       106,964
                                           ----------  ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         0           0       106,964
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .        25       (6,379)          60
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .        35        16,230           0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $     60    $    9,851    $     60
                                           ----------  ----------  -----------


Supplemental Disclosure Information
  Cash paid for interest                   $      0            0             0
  Cash paid for taxes                      $      0            0             0


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

On April 10, 2006 a shareholder loaned the Company $2,500. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On April 13, 2006 a shareholder loaned the Company $2,500. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On May 2, 2006 a shareholder loaned the Company $500. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On May 18, 2006 a shareholder loaned the Company $5,000. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On June 2, 2006 a shareholder loaned the Company $2,500. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

On June 20, 2006 a shareholder loaned the Company $1,625. The loan is unsecured, payable on demand, and bears interest at 8% per annum.




Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

     Unless we are able to obtain enough capital to finance our automobile inventory, our business is unlikely to generate sufficient revenues to generate positive income. We expect to receive futher funding commitments from a stockholder in the form of additional loans. This stockholder has already loaned us $46,825 as of June 30, 2006.

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

Results of Operations

    Three Months and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005.

    We had no revenues for the six-month period ended June 30, 2006 compared to revenues of $16,518 for the same period in 2005. Expenses for 2006 were $43,862 compared to $49,810 for the same period in 2005. Consulting fees were $4,300 less than in 2005 for this period and insurance was approximately $1,063 less during period compared to 2005.

    We had no revenues for the three-month period ended June 30, 2006.

    Total expenses for the three months ended June 30, 2006 were $18,725. Our expenses consisted of monthly rent, insurance, and a monthly salary of $2,500 to our President.

    Our expenses for the three month periods ended June 30, 2006 and June 30, 2005, respectively were $18,725 and $29,834, representing a decrease of $11,109, due to a reduction in consulting fees and reduced insurance costs.


Liquidity and Capital Resources

     On June 30, 2006, we had cash on hand of $60, compared to $9,851 as of June 30, 2005. The decrease in cash is attributed to our insufficient operating revenues and continuing expenses during the year to date.

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

     At June 30, 2006, we had total assets of $11,232 and a stockholders' deficit of $208,392, compared to total assets of $38,469 and a total stockholders' deficit of $125,373 at June 30, 2005. The decrease in equity is due to our continued operating losses and lack of sufficient revenues to offset our expenses.



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

     (a) Exhibits:

         Exhibit 10.1        Form of Promissory Notes held by Jeff Jenson

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

West Coast Car Company


Date:  August 14, 2006
                                   /s/ Robert Worthington
                                   ------------------------------
                                   Robert Worthington
                                   President and CEO

Date:  August 14, 2006
                                   /s/ Daniel Drummond
                                   ------------------------------
                                   Daniel Drummond
                                   Vice President

Date:  August 14, 2006
                                   /s/ Alex Ferries
                                   ------------------------------
                                   Alex Ferries
                                   Treasurer/Secretary and CFO
12/28/05