Form 10KSB/A
period 2005-12-31
West Coast Car CO
filed 2006-10-30
CIK 1295079

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB/A
                          Amendment No. 1

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes X No __

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

                                   West Coast Car Company


Date:   10/11/2006                     By /s/ Daniel Drummond
                                     Daniel Drummond, President and
                                     Director

Date:   10/11/2006                     By /s/ Alex Ferries
                                     Alex Ferries, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  West Coast Car Company



Date:   10/11/2006                     By /s/ Daniel Drummond
                                     Daniel Drummond, Vice President and
                                     Director

Date:   10/11/2006                     By /s/ Alex Ferries
                                     Alex Ferries, Secretary/Treasurer and
                                     Director