Form 10QSB/A
period 2006-03-31
West Coast Car CO
filed 2006-10-30
CIK 1295079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes X No
                                       ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 2,994,819 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [x]

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

West Coast Car Company


Date:  Oct 11, 2006
                                   /s/ Daniel Drummond
                                   ------------------------------
                                   Daniel Drummond
                                   President and CEO


Date:  Oct 11, 2006
                                   /s/ Alex Ferries
                                   ------------------------------
                                   Alex Ferries
                                   Treasurer/Secretary and CFO