Form 10QSB/A
period 2006-06-30
West Coast Car CO
filed 2006-10-30
CIK 1295079

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

West Coast Car Company

Date:  OCT. 11, 2006
                                   /s/ Daniel Drummond
                                   ------------------------------
                                   President and CEO



Date:  OCT. 11, 2006
                                   /s/ Alex Ferries
                                   ------------------------------
                                   Alex Ferries
                                   Treasurer/Secretary and CFO