Form 10QSB
period 2006-09-30
West Coast Car CO
filed 2006-11-15
CIK 1295079

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 000-51312

                            West Coast Car Company
                           ------------------------
              (Name of Small Business Issuer in its Charter)


           Delaware                                     54-2155579
           --------                                     ----------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                              1608 W. 2225 S.
                        Woods Cross, Utah 84087
                        --------------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (801) 295-3400

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No                (2) Yes X   No
       ---    ---                    ---    ---

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes X No
                                       ---   ---

            Applicable Only to Issuers Involved in Bankruptcy
                Proceedings During the Preceding Five Years

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: September 30, 2006 - 2,994,819 shares of common stock.

Transitional small business disclosure format (check one):  Yes   No X
                                                               ---  ---

September 30, 2006

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


WEST COAST CAR COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEET
(UNAUDITED)


                                                       Sept. 30,
                                                         2006
ASSETS

CURRENT ASSETS
--------------
CASH . . . . . . . . . . . . . . . . . . . . . . .    $    3,042
----------------------------------------------------  -----------
Total Current Assets   . . . . . . . . . . . . . .    $    3,042
----------------------------------------------------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $    3,042
=================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
-------------------
Accounts Payable   . . . . . . . . . . . . . . . . .  $   10,163

Interest Payable   . . . . . . . . . . . . . . . . .  $    8,729

Loans Payable  (Note 1)  . . . . . . . . . . . . . .  $   99,325
----------------------------------------------------  -----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .  $  118,217
----------------------------------------------------  -----------

STOCKHOLDERS' DEFICIT
---------------------
Preferred Stock -- 5,000,000 shares authorized
  having a par value of $.001 per share; 50,000
  shares issued and outstanding; current
  liquidation value of $.10 per share . . . . . . . . $       50

Capital Stock -- 100,000,000 shares authorized
  having a par value of $.001 per share;
  2,994,819 shares issued and outstanding . . . . . . $    2,995

Additional paid-in capital . . . . . . . . . . . . .  $  103,919

Deficit accumulated during the development stage      $ (222,139)
----------------------------------------------------  -----------
Total Stockholders' Deficit                           $ (115,175)
----------------------------------------------------  -----------
Total Liabilities and Stockholders' Deficit           $    3,042
==================================================================


The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                  From
                                                                  Mar. 10,
                                                                     2004
                                      For the       For the      (date of
                                      nine months   nine months   inception)
                                      Ended         ended         through
                                      Sept. 30,     Sept. 30,     Sept. 30,
                                         2006          2005          2006
                                     ------------  ------------  ------------


General and Administrative
   Expenses   . . . . . . . . . . .   $     8,494  $     11,765  $     87,646


Interest Expense  . . . . . . . . .         5,274         2,300         8,729
                                     ------------  ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS      (13,768)       (14,065)      (96,375)

DISCONTINUED OPERATIONS

Loss from Discontinued Operations         (43,841)      (60,717)      (125,764)
                                     ------------  ------------  ------------

NET LOSS FROM DISCONTINUED OPERATIONS    (43,841)       (60,717)     (125,764)

                                      ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (57,609)  $    (74,782)  $  (222,139)


LOSS PER SHARE FROM CONTINUING
OPERATIONS - BASIC AND DILUTED. . .  $     (0.01)  $      (0.01)  $     (0.03)
                                     ------------   ------------   -----------

LOSS PER SHARE FROM DISCONTINUED
OPERATIONS - BASIC AND DILUTED. . .  $     (0.01)  $      (0.02)  $     (0.04)
                                     ------------   ------------   -----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING - BASIC
AND DILUTED . . . . . . . . . . . .     2,994,819     2,994,819     2,850,690
                                     ------------  ------------   -----------





                                          For the Three Months
                                            Ended  Sept. 30,
                                     --------------------------
                                          2006          2005
                                     ------------  ------------

General and Administrative
   Expenses   . . . . . . . . . . .  $     1,406   $     3,280

Interest Expense  . . . . . . . . .        1,981         1,022
                                     ------------  ------------
NET LOSS FROM CONINUING OPERATIONS        (3,387)       (4,302)

DISCONTINUED OPERATIONS

Loss from Discontinued Operations        (10,360)      (20,671)
                                     ------------  ------------
NET LOSS FROM DISCONTINUED OPERATIONS    (10,360)      (20,671)

                                     ------------  ------------
NET LOSS. . . . . . . . . . . . . .  $   (13,747)  $   (24,973)

LOSS PER SHARE FROM
CONTINUING OPERATIONS - BASIC AND
DILUTED . . . . . . . . . . . . . .  $     (0.01)  $     (0.01)
                                     ------------  ------------
LOSS PER SHARE FROM
DISCONTINUED OPERATIONS - BASIC AND
DILUTED . . . . . . . . . . . . . .  $     (0.01)  $     (0.01)
                                     ------------  ------------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING - BASIC AND
DILUTED . . . . . . . . . . . . . .     2,994,819     2,994,819
                                     ------------  ------------




The accompanying notes are an integral part of these financial statements.

WEST COAST CAR COMPANY, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                    From
                                                                    Mar. 10,
                                                                      2004
                                          For the      For the      (date of
                                          Nine months  nine months   inception)
                                          Ended        ended         through
                                          Sept. 30,    Sept. 30,    Sept. 30,
                                              2006        2005        2006
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (57,609)   $(74,782)  $ (222,139)
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
  increase/(decrease) in:
      Interest Payable                         5,274       2,300        8,729
      Payables to related parties              8,494      11,765       87,646
Net cash from discontinued operations	      46,848      53,069       21,842
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES      3,007      (7,648)    (103,922)
                                           ----------  ----------  -----------


NET CASH PROVIDED BY INVESTING ACTIVITIES         0            0           -
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0      106,964
                                           ----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0      106,964
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .     3,007      (7,648)        3,042
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .        35       16,250            0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $  3,042    $   8,602    $   3,042
                                           ----------  ----------  -----------


Supplemental Disclosure Information
  Cash paid for interest                   $      0            0             0
  Cash paid for taxes                      $      0            0             0


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


Note 1   RELATED PARTY PAYABLE

On March 7, 2005 a commonly held company loaned the Company $50,000.
 The loan is unsecured, payable on demand, and bears interest at 8% per annum.

During 2005, a shareholder loaned the Company $15,000. The loan is unsecured, payable on demand, and bears interest at 8% per annum.

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

On July 10, 2006 a stockholder, Jeff Jenson, loaned the Company
$2,500. The loan bears a simple interest rate of 8% and is payable on demand.


Note 2   DISCONTINUED OPERATIONS

The Company did not renew its retail lease for the upcoming year and vacated the premises on July 31, 2006. As a result the Company has decided to discontinue their car sale operations as reflected in the financial statements.



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     The Company did not renew its retail lease for the upcoming year and vacated the premises on July 31, 2006.

     Robert Worthington, our former President, resigned, effective August 4, 2006. Daniel Drummond was appointed as the President.

Results of Operations.
----------------------

                         Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (I) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                             Plan of Operation

Our plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to us. There is no agreement that management will advance these funds. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report, we have not actively begun to seek any such venture.

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost between $5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

                           Results of Operations

We had no revenues for the three month period ended September 30, 2006 compared to revenues of $13,800 for the same period in 2005; and we incurred net losses of ($13,747) and ($24,973), respectively, during these periods, primarily as a result of rent expense, salary, legal and accounting expenses.

We have generated no profit since inception. We had no revenues for the nine month period ended September 30, 2006 compared to revenues of $30,318 for the same period in 2005; and we incurred net losses of ($57,609) and ($74,782), respectively, during these periods, primarily as a result of rent expense, legal and accounting expenses.

Cumulative losses total ($222,139) since our inception on March 10, 2004. Primarily all of these losses are the result of rent, salary, legal and accounting expenses.

                                 Liquidity

At September 30, 2006, we had a cash balance of $3,042. We expect that any further cash needs will be met by our officers and directors.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Sales of Registered Securities.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None;

Item 6.       Exhibits

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         West Coast Car Company

Date:  November 15, 2005
                                   /s/ Daniel Drummond
                                   ------------------------------
                                   Daniel Drummond
                                   President

Date:  November 15, 2005
                                   /s/ Alex Ferries
                                   ------------------------------
                                   Alex Ferries
                                   Treasurer/Secretary and CFO