Form 10KSB
period 2006-12-31
West Coast Car CO
filed 2007-03-27
CIK 1295079

OMB APPROVAL
OMB Number:3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response1646
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-51312

WEST COAST CAR COMPANY

(Name of small business issuer in its charter)

DELAWARE	54-2155579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 W 2225 S, Woods Cross, UT	84087
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (801) 295-3400

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No [ ]

State issuer's revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On March 11, 2006 the aggregate market value of the voting stock of West Coast Car Company held by non-affiliates of the registrant was $4,950.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   2,994,819 shares of common stock, $.001 par value issued and outstanding as of March 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] ; No ☒

PART I

Item 1. Description of Business.

Our History

West Coast Car Company (the "Company") was organized as a Delaware corporation on March 10, 2004, for the purpose of operating as a pre-owned vehicle dealership in Temecula, California. In the State of California, the Company operated as West Coast Car Company d/b/a "So Cal Car Co" until the end of July 2006. The Company signed a two-year lease for retail space in August 2005 and operated as a "traditional" pre-owned dealership, whereby the Company sought out vehicles from various sources, such as auctions, private parties, wholesalers, etc. and then sold the vehicles to the general public. The Company was unable to achieve a profit and did not renew its lease when it expired at the end of July 2006.

Our Business

West Coast Car Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

      - available technical, financial and managerial resources;
      - working capital and other financial requirements;
      - the history of operations, if any;
      - prospects for the future;
      - the nature of present and expected competition;
      - the quality and experience of management services which may be available and the depth of the management;
      - the potential for further research, development or exploration;
      - the potential for growth and expansion;
      - the potential for profit;
      - the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

      - descriptions of product, service and company history; management resumes;
      - financial information;
      - available projections with related assumptions upon which they are based;
      - an explanation of proprietary products and services;
      - evidence of existing patents, trademarks or service marks or rights thereto;

      - present and proposed forms of compensation to management;
      - a description of transactions between the prospective entity and its affiliates;
      - relevant analysis of risks and competitive conditions;
      - a financial plan of operation and estimated capital requirements;
    and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Subsequent Events

None.

Item 2. Description of Property.

We do not currently own any property. We utilize office space in Woods Cross, Utah where our president provides office space at no charge. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

We received a listing on the Over the Counter Bulletin Board on January 12, 2007 and our symbol is "WCSC." As of March 10, 2007 there were 56 shareholders of record holding 2,994,819 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. West Coast Car Company cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Plan of Operation

The Company had limited operations and generated no revenue for the year ended December 31, 2006 and revenue of $30,318 for the year ended December 31, 2005 was reclassified and included in the results from Discontinued Operations. The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2006 and 2005 were $12,723 and $12,801 respectively. Interest expense to related parties was $3,455 for the fiscal year ended December 31, 2005 and $8,254 for the fiscal year ended December 31, 2006. Net loss for the fiscal year ended December 31, 2005 was $88,966 compared to $64,871 for the same period in 2006. Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

During 2006 and 2005, the Company was loaned a total of $57,826 from a shareholder of the Company. These loans are unsecured, payable on demand, and bear interest at 8% per annum. The total accrued interest on these loans was $222 as of December 31, 2005 and $3,653 as of December 31, 2006.

The Company was loaned $50,000 by a commonly controlled and owned company in order to cover operating costs. The loan is unsecured, payable on demand, and bears interest at 8% per annum. The total accrued interest payable for this note as of December 31, 2005 was $3,233 and $7,233 as of December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2006, the Company had $1,844 in cash and no other assets. Liabilities were $124,281 as of December 31, 2006 and consisted of $5,569 in accounts payable, $107,826 in notes payable to related parties and $10,886 in accrued interest. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Recent Changes in Securities

None.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

The Board of Directors, pursuant to the ByLaws of the Company, approved a change in the fiscal year end of the Company from December 31 to June 30. The Company will file a Form 10-KSB for the year ended December 31, 2006 and anticipates a Form 10-KSB covering the transition period will be filed within 90 days after June 30, 2007, as provided under Rule 13(a)-10 of the Exchange Act of 1934.

There are no other further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2006.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Name	Age	Positions	Since
Daniel Drummond	55	President and Director	March 2004
Alex Ferries	33	Secretary/Treasurer/Director	March 2004

The following is information on the business experience of each officer and director:

Daniel Drummond, the Company's acting President and a Director has served since March 2004. He has been a Managing Director at Tryant, LLC since February 2004. From October 1999 to July 2000, Mr. Drummond was Chairman and Chief Operating Officer at Ameranth Technology Systems in San Diego, California. From March 2001 to October 2001, he was President of Wieland Precision Machine in Lake Elsinore, California. From October 2001 to December 2002 He was CEO of Wieland Warison, Inc. From April 2003 to January 2004, he was an independent consultant, working for Jeff Jenson, and consulting on the operations and development for a retail pharmacy, which never materialized. He graduated from West Point, where he later taught, and served in the Armed Forces for twenty years, retiring after serving as the Chief of Army Public Affairs in New York and as a senior public affairs officer in the Pentagon. Mr. Drummond was also a military affairs advisor to CBS News.

Alex Ferries has served as the Company's Secretary and Treasurer and a Director of West Coast Car Company since March 2004. He has been an associate at Tryant, LLC since February 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. He was not actively employed from January 2002 to July 2003. Mr. Ferries is President and Director of Wrap-N-Roll USA, Inc., Secretary and Director of AcuRx, Inc., and Secretary and Director of I/Net, Inc.

Board and Committee Meetings

In the fiscal year ended December 31, 2006, the board of directors of the Company acted by written consent 11 times to approve the various loans to the Company. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation Discussion and Analysis

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006 and 2005. The following table summarizes all compensation for fiscal years 2006 and 2005 received by our Chief Executive Officer or President, and all officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)	Non-Equity Incentive Plan Compensation Earnings($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Worthington	2006	17,200	--	--	--	--	--	--	17,200
Former President	2005	30,000	--	--	--	--	--	--	30,000
	2004	--	--	1,000	--	--	--	--	1,000
Daniel Drummond	2006	5,000	--	--	--	--	--	--	5,000
President	2005	--	--	--	--	--	--	--	--
	2004	--	--	1,000	--	--	--	--	1,000
Alex Ferries	2006	--	--	--	--	--	--	--	--
Secretary	2005	--	--	--	--	--	--	--	--
	2004	--	--	1,000	--	--	--	--	1,000

(1) The officer and directors of the Company were awarded 833,333 shares of common stock at the time of inception, March 2004. There were no outstanding stock or option awards granted to our executive officers during the last fiscal year.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)	Non-Equity Incentive Plan Compensation Earnings($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Worthington	2006	17,200	--	--	--	--	--	--	17,200
Former President	2005	30,000	--	--	--	--	--	--	30,000
	2004	--	--	1,000	--	--	--	--	1,000
Daniel Drummond	2006	5,000	--	--	--	--	--	--	5,000
President	2005	--	--	--	--	--	--	--	--
	2004	--	--	1,000	--	--	--	--	1,000
Alex Ferries	2006	--	--	--	--	--	--	--	--
Secretary	2005	--	--	--	--	--	--	--	--
	2004	--	--	1,000	--	--	--	--	1,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 10, 2007, certain information regarding the ownership of the Company's capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 10, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 2,994,819 shares of the Common Stock issued and outstanding as of March 10, 2007.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common Stock	Robert Worthington	833,333	27.83%
	Daniel Drummond	833,333	27.83%

	Alex Ferries	833,333	27.83

	Utah Foundation for North American Wild Sheep	178,500	5.96%
	4477 Sunset Cr.
	Bountiful, UT 84010
	All officers and directors as a group (3 persons)	2,499,999	83.5%

(1)Unless otherwise noted, the address for each of the named beneficial owners and directors and officers is 1608 W 2225 S, Woods Cross, Utah 84087.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our preferred stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 10, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 50,000 shares of the Preferred Stock issued and outstanding as of March 10, 2007.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Preferred Stock	Robert Worthington	-	-
	Daniel Drummond	-	-

	Alex Ferries	-	-

	Jeff Jenson	50,000	100%
1348 E 3300 S
Salt Lake City, UT 84106
	All officers and directors as a group (3 persons)	-	-

(1)Unless otherwise noted, the address for each of the named beneficial owners and directors and officers is 1608 W 2225 S, Woods Cross, Utah 84087.

Item 12. Certain Relationships and Related Transactions.

As of March 10, 2007 a shareholder of the Company, Jeff Jenson, has loaned the Company $62,039. The loans pay interest at 8% and are due upon demand.

The Company utilizes office space at 1608 W 2225 S, Woods Cross, Utah 84087, provided by Daniel Drummond, an officer and director of the Company. It does not pay rent for this office space.

Item 13. Exhibits.
Exhibit #	Title	Location
3.1	Amended and Restated Certificate of Incorporation	*
3.2	Bylaws	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

* Incorporated by reference. Filed as exhibit to Form 10-SB filed September 26, 2005

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,187 for fiscal year ended 2005 and $10,792 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2005 was $381 and $250 for 2006.

All Other Fees

There were $463 in other fees billed in 2005.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST CAR COMPANY

Date: _______________, 2007 ___________________
Daniel Drummond
Chief Executive Officer

Date:________________, 2007 _____________________
Alex Ferries
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:_____________________________
Daniel Drummond, Director

Date:____________________________

By:_____________________________
Alex Ferries, Director
Date:__________________________

WEST COAST CAR COMPANY
[A Development Stage Company]
FINANCIAL STATEMENTS
DECEMBER 31, 2006

WEST COAST CAR COMPANY
[A Development Stage Company]
FINANCIAL STATEMENTS
DECEMBER 31, 2006
TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	18

Balance Sheet, December 31, 2006	19

Statements of Operations, for the years
ended December 31, 2006 and 2005
and from inception on March 10, 2004
through December 31, 2006	20

Statement of Stockholders' Equity (Deficit),
from inception on March 10, 2004
through December 31, 2006	21

Statements of Cash Flows, for the years
ended December 31, 2006 and 2005
and from inception on March 10, 2004
through December 31, 2006	22

Notes to Financial Statements	23

WEST COAST CAR COMPANY
[A Development Stage Company]
FINANCIAL STATEMENTS
DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
West Coast Car Company

We have audited the accompanying balance sheet of West Coast Car Company [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception [March 10, 2004] through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Car Company, as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and for the period from inception [March 10, 2004] through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses and is seeking alternative business opportunities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds LLC
Salt Lake City, Utah
March 15, 2007

West Coast Car Company
[A Development Stage Company]
Balance Sheet
December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$ 1,844
Total Current Assets	1,844

Fixed Assets
Fixed assets, net of depreciation - Note 5	-
Total Fixed Assets	-
Total Assets	$ 1,844

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$ 5,569
Interest Payable	10,886
Related Party Payable - Note 8	107,826
Total Current Liabilities	124,281
Total Liabilities	$ 124,281

Stockholders' Deficit
Preferred Stock - 5,000,000 shares authorized
having a par value of $.001 per share;
50,000 shares issued and outstanding;
current liquidation value of $.10 per - Note 4	50
Capital Stock - 100,000,000 shares authorized
having a par value of $.001 per share;
2,994,819 shares issued and outstanding - Note 4	2,995
Additional paid-in capital	103,919
Deficit accumulated during the development stage	(229,401)
Total Stockholders' Deficit	(122,437)
Total Liabilities and Stockholders' Deficit	$1,844

See accompanying notes to financial statements

West Coast Car Company
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2006 and 2005, and
for the Period from Inception [March 10, 2004] through December 31, 2006

			For the Period
			from Inception
			[March 10, 2004]
			through
	2006	2005	Dec. 31, 2006
Revenues	$ -	-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-

General and Administration Expenses	12,723	12,801	43,199

Operating Income	(12,723)	(12,801)	(43,199)

Other Income and Expense	-	-	-

Interest Expense	(8,254)	(3,455)	(11,908)

Loss from Continuing Operations before
income taxes	(20,977)	(16,256)	(55,108)
Provision for income taxes	-	-	-
Loss from Continuing Operations	(20,977)	(16,256)	(55,108)

Loss from Discontinued Operations, net of tax	(43,894)	(72,710)	(174,293)

Net Income (Loss)	$(64,871)	(88,966)	(229,401)

Loss per share from Continuing Operations	$ (0.01)	(0.01)	(0.02)

Loss per share from Discontinued Operations	$ (0.01)	(0.02)	(0.06)

Net Loss per Share	$ (0.02)	(0.03)	(0.08)
Weighted average number
of common shares outstanding	2,994,819	2,994,819	2,863,613

See accompanying notes to financial statements

West Coast Car Company
[A Development Stage Company]
Statement of Stockholders' Deficit
For the Period from Inception [March 10, 2004] through December 31, 2006

	Preferred	Stock	Common	Stock
	Shares	Par	Shares	Par	Paid in	Retained	Stockholders'
	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance, March 10,	-	$ -	-	$ -	$ -	$ -	$ -
2004

4/9/04 - Issued stock
for services rendered,
at $.0012 per share			2,499,999	2,500	500		3,000

7/10/04 - Issued stock
for cash at $.20 per
share			394,570	394	78,520		78,914

8/5/04 - Issued stock
for cash at $.20 per
share			95,750	96	19,054		19,150

9/17/04 - Issued stock
for cash at $.20 per
share			4,500	5	896		900

Issue stock for cash at
$.10 per share	50,000	50			4,950		5,000

Net loss for the period
ended December 31,
2004						(75,564)	(75,564)

Balance, December 31,
2004	50,000	50	2,994,819	2,995	103,919	(75,564)	31,400

Net loss for the period
ended December 31,
2005						(88,966)	(88,966)

Balance, December 31,
2005	50,000	50	2,994,819	2,995	103,919	(164,530)	(57,566)

Net loss for the period
ended December 31,
2006						(64,871)	(64,871)

Balance, December 31,
2006	50,000	50	2,994,819	2,995	103,919	(229,401)	(122,437)

See accompanying notes to financial statements

West Coast Car Company
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005, and
for the Period from Inception [March 10, 2004] through December 31, 2006

			From
			Inception
			[March 10, 2004]
			through
			December 31,
	2006	2005	2006
Cash Flows From Continuing Operating Activities
Net Loss from continuing operations	$ (20,977)	(16,256)	(55,108)
Adjustments to reconcile income (loss)
from continuing operations to net
cash provided by operating activities:
Common shares issued for services rendered	-	-	3,000
Increase/(decrease) in accounts payable	2,035	3,534	5,569
Increase/(decrease) in interest payable	$7,431	3,455	10,886
Net Cash From Continuing Operating Activities	(11,511)	(9,267)	(35,653)
Cash Flows From Continuing Investing Activities
Net Cash From Continuing Investing Activities	-	-	-

Cash Flows From Continuing Financing Activities
Proceeds from stock issuance	-	-	24,177
Increase/(decrease) in related party payable	13,320	-	13,320
Net Cash From Continuing Financing Activities	13,320	-	37,497

Net Increase (Decrease) in Cash from Continuing Activities	1,809	(9,267)	1,844

Beginning Cash Balance	35	9,302	-

Ending Cash Balance	$ 1,844	35	1,844
Net cash used in operating activities of discontinued operations	(29,356)	(72,098)	(167,263)
Net cash used in investing activities of discontinued operations	-	-	(7,030)
Net cash provided by financing activities of discontinued operations	29,356	65,150	174,293
Net increase/(decrease) in cash and cash equivalents of discontinued operations	-	(6,948)	-
Cash included in Assets of Discontinued Operations at end of year	-	-	-

Supplemental Disclosures
Interest paid	$ 1,022	$ -	$ 1,022
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

West Coast Car Company, Inc.
[A Development Stage Company]
Notes to the Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION

West Coast Car Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 10, 2004. The Company was organized to operate as an automobile dealership in southern California and did business as So Cal Car Company from approximately August 2004 to July 2006. The officers and board of directors of the Company decided to suspend the Company's automobile sales operations as it never was able to make a profit.

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

e. Basic Loss Per Common Share
Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Because the Company incurred losses for the years ended December 31, 2006 and 2005, the effect of 125,000 equivalent shares for each year has been excluded from the loss per share computation since the impact would be anti-dilutive.

f. Impact of New Accounting Standards
In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and beginning with the Company's Annual Report for the year ending December 31, 2008, that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was effective for the Company beginning the first interim period after December 15, 2005. The Company was not significantly affected by this, as no awards were granted or vested during 2006.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, ("SFAS No. 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and does not presently expect that it will have a material effect on the financial position or results of operations.

In September 2006, the FASB issued "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the financial position or results of operations.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the period ended December 31, 2006 were unprofitable. These factors raise substantial doubt about its ability to continue as a going concern.

The Company abandoned its automobile sales operations at the end of July 2006, as it felt it could not be profitable. The Company is seeking alternative business opportunities.

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

NOTE 5 - PROPERTY

The Company disposed of all of its Property and Equipment within the year ended December 31, 2006 (see Note 1).

Depreciation expense for the years ended December 31, 2006 and 2005 was $1,381 and $3,191, respectively.

NOTE 6 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $7,582 from $70,414 as of December 31, 2005.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2026)	$ 229,401	$ 77,996	34.00%
Valuation allowance		(77,996)
Deferred tax asset		$ -

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:
	2006	2005
Statutory Rate	(34%)	(34%)
Effects of:
Valuation allowance and other	34%	34%
Reported Provision for income taxes	0%	0%

NOTE 7 - LEASE OBLIGATION

During the period ended December 31, 2004, the Company entered into an operating lease agreement for their office space. The agreement commenced in August 2004 and expired in July 2006. The agreement called for monthly payments in the amount of $1,994, with an annual rent escalation of 3%. Rent for the period ended December 31, 2005 was $24,228. Rent expense for the period ended December 31, 2006 was $14,796. The lease expired at the end of July 2006.

NOTE 8 - RELATED PARTY PAYABLES

During 2006 and 2005, the Company was loaned a total of $57,826 from a shareholder of the Company. These loans are unsecured, payable on demand, and bear interest at 8% per annum. The total accrued interest on these loans was $222 as of December 31, 2005 and $3,653 as of December 31, 2006.

The Company was loaned $50,000 by a commonly controlled and owned company in order to cover operating costs. The loan is unsecured, payable on demand, and bears interest at 8% per annum. The total accrued interest payable for this note as of December 31, 2005 was $3,233 and $7,233 as of December 31, 2006.

NOTE 9 - SUBSEQUENT EVENTS

A shareholder of the Company loaned the Company $4,213 on Feb. 14, 2007. The loan is unsecured, payable on demand, and bears interest at 8% per annum.