Form 10-K
period 2007-06-30
Shengtai Pharmaceutical, Inc.
filed 2007-09-28
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number : 0-51312

SHENGTAI PHARMACEUTICAL, INC.
(formerly known as West Coast Car Company)
(Exact name of registrant as specified in its charter)

Delaware	54-2155579
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	dentification No.)

Changda Road East, Development District, Changle County, Shandong, P.R.C.	262400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 011-86-536-6295728

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
_________________________________________	__________________________________________
_________________________________________	__________________________________________

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒     No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates* is (5,596,175 shares of common stock) computed by reference to the price of $2.65 per share of common stock at which the common equity was last sold on September 21, 2007as reported on www.yahoo.com is: $14,829,863.75

*Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 5% of the common stock outstanding on June 30, 2007.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

There are 18,875,000 shares of Common Stock, par value $0.001, issued and outstanding as of September 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

Item 1.  Business.

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in Item 1A—“Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.chinaglucose.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

All references to us, we, the Company and Shengtai refer to Shengtai Pharmaceutical, Inc. (formerly known as West Coast Car Company, and its subsidiaries) and the PRC to the People’s Republic of China.

Overview

We are through our indirect wholly-owned subsidiary, Weifang Shengtai, a PRC-based company, a manufacturer and supplier of glucose products in the PRC. Our products include pharmaceutical grade glucose used for medical purposes, and glucose and starch products for the food and beverage industry and for industrial production.

Approximately ninety percent (90.25%) of our sales revenues for the fiscal year ended June 30, 2007 were attributable to sales made in the PRC.

Dextrose (a form of glucose) is one of the most important carbohydrates and the chief source of energy in the human body. As such dextrose monohydrate is used in a wide array of pharmaceutical products such as transfusions and intravenous drips for restorative and nutritional purposes. (Source: A survey by the China Starch Industry Association. (Source: An extract from “China’s Starch, Modified Starch and Crystallized Glucose Production Summary, 2006 edition”, published in July 2007 by the China Starch Industry Association).

Approximately sixty two percent (62%) of our sales revenues for the fiscal year ended June 30, 2007 were attributable to sales of pharmaceutical grade glucose.

In addition to our pharmaceutical glucose series of products, we also produce the other medicinal product lines described below and glucose and starch products such as industrial glucose, syrup, starch, avermectins, dextrin, maltose and maltitol, which are used for food, beverage and industrial production.

We believe that the global market for pharmaceutical grade glucose (dextrose) is approximately 3 billion bottles per year and growing (Source: China Medical Glass Bottle website, www.bbmt.com, report titled “The International Big Infusion Drugs Plastic Packing Market is Huge” dated September 29, 2006).

In the PRC alone, from 2002 to 2004, the annual demand for glucose has increased from 250,000 tons to 800,000 tons per year, and the annual demand for glucose is expected to increase to 1.7 million tons per year by 2009 (Source: An extract from “Analysis on Present Situation and Prospect of Chinese Starch Sugar Industry” published by Starch and Sugar, Volume I of 2007).

Our Products

We manufacture two categories of products (i) pharmaceutical and medicinal grade products and (ii) raw material for the food and beverage and processing industries

Pharmaceutical and medicinal grade products:

These products accounted for 68% of our sales for the fiscal year ended June 30, 2007. Set forth below is a list of our major pharmaceutical and medical grade products:

Dextrose Monohydrate (DMH)

Dextrose Monohydrate Transfusion (25kg/bag)
Dextrose Monohydrate Oral in large bags (720kg/bag)
Dextrose Monohydrate Oral in small bags (25kg/bag)
Dextrose Anhydrous (25kg/bag)
Dextrose Monohydrate Oral for export (25kg/bag)
Dextrose Monohydrate transfusion for export (25kg/bag)
Dextrose Anhydrous for export (25kg/bag)
Cornstarch, Dextrin, Polypropylene Resin II, Polypropylene Resin III, and Polypropylene Resin IV

Glucose and starch products for the pharmaceutical and hospital markets:

Multivitamin glucose (500g/bag)
Glucose base solution
Pharmaceutical grade starch (25kg/bag)

Raw Materials for the Food Beverage and Processing Industries

We produce raw materials for the food and beverage and processing industries:

Industrial glucose (for domestic and export)
Syrup for export
Starch for export
Avermectins
Dextrin (for domestic and export)
Avermectins Ointment
Avermectins refinement
Maltose
Maltitol

During the reporting period, we expanded our manufacturing and supply of Avermectins, which is a veterinary medicine derived from glucose. The market prospect for it has been encouraging.

New Products

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is gaining popularity as a chelating agent in the PRC and is widely used in pharmaceutical, construction and chemistry industries.

The initial sales of sodium gluconate have been encouraging. As a compound of glucose and sodium hydroxide, sodium gluconate is a high quality crystalline sodium salt of gluconic acid. It appears as white crystals that exhibit excellent solubility. We dissolved sodium hydroxide in glucose solution, along with certain catalysts. The solution is then heated. Separating the catalysts by steaming the solution, and then after a series of processes such as inspissations, crystallization, centrifugation and dehydration, we eventually get the end product - sodium gluconate.

Since we have only begun the production of sodium gluconate, we have insufficient profitability records for the reporting period, but we anticipate its gross profit margin to be between 25% and 30%, depending on our scale of production scale and our production efficiency.

Currently we are targeting the construction companies as our end customers since real estate construction is a booming sector in the PRC economy.

Sales of Products by Type and Geographic Locations

Approximately 90% of our sales revenues for the fiscal year ended June 30, 2007 were attributable to domestic sales made in the PRC.

Set forth below is a breakdown of the principal products sold by us in different geographic locations over the previous three fiscal years and the revenues attributed to such sales.

Sales by Product	FY 6/30/2005 (Revenue) ($)	% of Total	FY 6/30/2006 Revenues ($)	% of Total	FY 6/30/2007 Revenues ($)	% of Total
Dextrose Monohydrate (DMH)
Domestic	9,655,570	39.1	9,474,787	26.7	14,110,347	27.0
International	207,293	0.8	1,363,569	3.9	1,516,334	2.9
Dextrose Anhydrate
Domestic	1,606,832	6.5	762,238	2.2	1,409,117	2.7
International	256,261	1.0	534,253	1.4	1,009,844	1.9
Pharmaceutical Grade Oral Glucose
Domestic	9,892,962	44.1	16,578,570	46.8	12,044,464	23.0
International	1,000,550	4.1	2,824,816	8.0	2,553,863	4.9
Industrial Grade Oral Glucose
Domestic	1,452,959	5.9	2,003,386	5.7	2,632,628	5 .0
Corn Starch
Domestic	265,223	1.1	946,436	2.7	8,645,865	16.5
International	2,359	0.0	1,933	0.0	8,436	0.0

Sales and Marketing

Sales are carried out directly by our sales department and we are not dependent on distributors or middlemen. As of June 30, 2007, 27 of a total 31 provinces (or province equivalent administrative district) in the mainland PRC have been covered by our domestic sales network. We have established representative offices in 7 provinces to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. In the meantime, we export our products to customers in over sixty countries, and we plan to increase our global sales in the coming years.

Delivery Methods

We utilize the following delivery methods: ground transportation, shipment by sea and by rail. Products sold internationally are shipped by sea. Approximately 80% of our products are delivered by ground transportation. We generally bear the costs and risks of transportation unless a customer specifies a particular mode of delivery.

The Glucose Production Process

Our glucose is made from enzyme-converted cornstarch. The glucose that we produce has the following characteristics: low heat, endotoxin in bacteria lower than 0.125Eu/ml, high purity, and a production standard of lower than 0.06Eu/ml.

The steps required to produce glucose from cornstarch are:

•	The cornstarch is converted into an emulsion;

•	Alpha-Amylase Glucoamylase is added;

•	The emulsion from the chemical reaction form the combination of the two above is cleaned and dried after filtering, discoloring, ion exchange, inspissation, crystallization and separation; and

•	The cleaned and dried end-product of the above process is glucose

Under normal operating conditions, the finished product rate is 100%, with no rejects and wasted products. In case of a power outage or equipment malfunction, sub-standard output is detected by our quality control procedures, and is placed back into the production process for re-processing.

Major Suppliers

The three principal ingredients for glucose production are cornstarch, enzyme preparations and active carbon. The major suppliers for these raw materials are as follows:

Cornstarch

Shouguang Shengtai Starch Company Ltd (“Shougang Shengtai”) was our main supplier of cornstarch. Previously, Mr. Qingtai Liu, our Chief Executive Officer and President, owned 40% of the stock of Shouguang Shengtai and managed Shougang Shengtai under a management contract. Shouguang Shengtai supplied cornstarch to us based on sales contracts, but there were no long-term supply agreements between Shouguang Shengtai and us. This production facility had been used for the past five years to ensure stable supplies of quality starch to us. We purchased approximately 45%, 77% and 81% of our total cornstarch with the amount of $7,652,465, $15,963,415 and $13,794,612 for the years ended June 30, 2007, 2006 and 2005, respectively from Shouguang Shengtai. The sharp decline of purchase from Shougang Shengtai in fiscal 2007 is because we have completed building a new cornstarch production complex with annual production capacity of 300,000 tons which supplies us with the cornstarch we need. We expect such third party purchase to be minimal in the years ahead. See “New Cornstarch Manufacturing Facility.” Shougang Shengtai has ceased its operations as of early calendar 2007.

Enzyme Preparations

We purchased a total of 369 tons of enzyme preparations from our sole supplier for the past three years, Novozymes (China) Biotechnology Co. Ltd. Although we have not purchased enzyme preparations from any other source, there are a number of other suppliers from whom we can make purchases, if necessary.

Active Carbon

We believe that Fujian Sha County Qingshan Chemical Carbon Corporation is one of the major active carbon producers in the PRC. We purchased a total of 4,100 tons of active carbon from them over the past three years. There are a number of other suppliers of active carbon from whom we can make purchases, if necessary.

We are not dependent on any one supplier of raw materials and machinery nor have we ever experienced a shortage of supply of raw materials or machinery.

New Cornstarch Manufacturing Facility

We completed most of the construction of a new cornstarch production complex with annual production capacity of 300,000 tons. The new complex is close to our existing glucose production plant. It started producing cornstarch in January 2007. When it reaches its full production capacity, we believe its production capability will be in excess of 2.5 times the 120,000 ton per year production capacity of Shougang Shengtai. The new cornstarch production facility was commissioned at the end of 2006 and started production in January 2007. Currently, the production capacity of the new cornstarch production plant is 240,000 tons per year. The new cornstarch facility will allow us to supplement and eventually replace our purchases from Shougang Shengtai, which had inadequate production to meet our needs. In addition, Shougang Shengtai utilized older equipment which led to unpredictable quality in the cornstarch it produced. It is approximately 60 kilometers from our facility and resulted in additional shipping costs, which then led to higher manufacturing costs.

Because Mr. Qingtai Liu was managing Shougang Shengtai, our management was able to make a smooth transition to manufacturing our own cornstarch during the reporting period.

During calendar 2007, approximately 50% of the new cornstarch production plant’s output (i.e. 150,000 tons per year) will be used as raw materials for glucose production, and the other 50% will be sold to customers in the food and beverage, pharmaceutical and industrial industries.

Our new cornstarch production complex consists of the following parts:

•	Corn storage

•	Cornstarch production line

•	Warehouse for finished product (cornstarch)

•	Logistical and delivery coordination center

•	Environmentally friendly waste water treatment facilities

Our new cornstarch production has the following benefits:

•	Low-cost and stable supply of high-quality raw materials for glucose production

•	The stable supply of cornstarch will enable our existing glucose production plant to operate at full capacity

•	Reduced transportation costs of raw materials

•	Quality assurance of cornstarch since we are producing our own cornstarch

Glucose Manufacturing Facility Upgrade

We plan to upgrade our existing glucose production facility by replacing our old machinery to produce more complex glucose products such as anhydrous glucose transfusion, monohydrate glucose transfusion and oral glucose. We also plan to add an additional production line such as the production line for sodium gluconate.

After this upgrade, we expect that at least 70% (up from 50%) of the cornstarch produced by the new cornstarch production plant will be used by us as raw materials for glucose production. This upgrade will also allow for increased production of glucose.

Construction of New Glucose Manufacturing Facility

We have begun construction on a new glucose manufacturing facility to boost our production capacity. The facility is deigned to have a production capacity of 150,000 tons. Our preliminary budget for the new glucose complex is approximately $12 million, without taking account of any appreciation of the Renminbi and increased construction costs due to the recent inflationary economy in the PRC. A portion of the costs will be financed through bank loans and the remainder from the monies we had raised in our May 2007 private placement. We anticipate that construction will be completed by the end of calendar 2007 or the first half of calendar 2008.

Quality Control

Our PRC production facilities are fully certified by applicable PRC regulations for cGMP, ISO9002 and HACCP international quality standards. The rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100% because non-conforming products can be reprocessed.

A three-tier quality control system (production team level, workshop level, and management accountability for quality) ensures that all products are produced in a pollution-free, contamination-free and efficient production environment following strict quality-oriented procedures:

•
A team of workers on-duty is responsible for the smooth operation of the production process by adhering to proper procedures. The intermediate output from each production step is sampled and checked to ensure that the final output is of specified quality standards.

•
Equipment is checked regularly and maintained to ensure proper operation. The quality of the water used in the production process is regularly checked as well. The level of airborne particles and microbes in the production sites is regularly checked to eliminate contamination.

•	The quality of all output is reviewed by the General Manager of the Quality Control Department, and ultimately approved by the CEO. A full set of written quality control records is maintained.

The qualities of our manufactured glucose can be summarized as follows:

Properties: white crystal, granular powder, odorless, sweet taste, easy soluble in water, slightly soluble in alcohol
Specific rotatory power: +52.0 degrees— +53.5degrees
Dry loss: ≤9.5%
Chloride: <0.02%
Sulfate: <0.02%
Alcohol-insoluble matter: ≤5mg
Ferrous salt: <0.002%
Ignition residue: 0.08%
Heavy metal: ≤20ppm
Arsenide: <2ppm
Sulfite and soluble starch: appear yellow when added to an iodine test solution.

The qualities of our Dextrose Monohydrate Transfusion (Liquid glucose) may be summarized as follows:

Perceptual index:
Appearance: colorless without the impurity that can be seen by naked eye
Odor: no unusual odor
Taste: Clear sweet

Physical and chemical index
Solid substance: more than 84%
DE: 38-42
PH: 4.6 -6.0
Maltose content: 8% - 20%
Transmittance (426nm): more than 94
Coke Temperature: more than or equal to 125
Ash: no more than 0.3%

Hygienic index:
As: not more than 0.5mg/Kg
Pb: not more than 0.5mg/Kg
Bacterium total: not more than 1,000/g
E. coli: not more than 30/100g
Pathogen: No

Market Analysis

Industry Overview and Trends

The pharmaceutical transfusion was first put to use in 1832. Since then clinical transfusion has grown from its rather limited choice of original physiological brine to more than 200 different kinds of transfusion media.

The diverse range of transfusion media could be grouped into five categories:

•	Body fluid balance (Isohydria)

•	Nutritional transfusion

•	Dialyzate

•	Plasma expander

•	Therapeutic transfusion (including herbal transfusion)

Dextrose Monohydrate is widely used in the medical and clinical environment for restorative and nutritional purposes. For example, a solution of pure glucose (Dextrose or D-glucose) has been recommended for use by subcutaneous injection as a restorative measure after major operations or as a nutritive measure in debilitating diseases.

Dextrose Monohydrate is widely used in hospitals and clinical institutions in the PRC and is covered by the PRC Government-subsidized Medical Insurance Scheme.

Glucose exists in many forms in nature, including in plants, fruits, honey and animal products. In humans, every 100ml of blood typically contains 80-120 mg glucose. Glucose is the ingredient for many saccharide compounds such as saccharose, maltose, starch, glycogen and vitamins. The properties of glucose are summarized as: white crystal with sweet taste, easily soluble in water, difficult to dissolve in alcohol, insoluble in organic solvents such as ether, chloroform and neutral reaction to litmus.

Liquid glucose is a transparent and viscous liquid, and is produced by the action of enzymes on refined cornstarch. Glucose is formed by the hydrolysis of many carbohydrates, including sucrose, maltose, cellulose, starch and glycogen. Fermentation of glucose by yeast produces ethyl alcohol and carbon dioxide. Glucose is made industrially by the hydrolysis of starch under the influence of diluted aid, or more commonly, under that of enzymes.

Glucose is used for many different purposes, as a raw material for many food and beverage products and as a substitute for sucrose. With the technological advances in food and beverage production, and as also in response to the demand from consumers for healthier food and drinks, producers are using more and more glucose as a raw material. Glucose is also used in veterinary medicine as a carrier of animal medicines.

Glucose is used by the pharmaceutical and chemical industries in a variety of ways. By using different reaction mechanisms, different types of chemical compounds are produced, using the self-oxidation and combination mechanism to produce calcium gluconate, zinc gluconate, and glucorone; using the hydro-reduction mechanism to produce sorbic alcohol and manno-alcohol, or to produce Vitamin B2, glutamine, ribose, and other vitamins.

World Pharmaceutical Market

The global market for pharmaceutical products is growing at a significant rate and is projected to continue to do so in the immediate future.  Pharmaceutical Market Trends, 2006-2010 by BioPortfolio forecast an increase in the global pharmaceutical market to $842 billion in 2010.

The Pharmaceutical Business Review reported, “Positive economic growth, stabilizing political structures, growing patient populations, and increasing direct foreign investment in the emerging markets of Brazil, Russia, India and China (BRIC) are creating significant opportunities for pharmaceutical companies to expand into these markets and maximize future revenue potential. Pharmaceutical sales across the BRIC economies grew by 22.3% in 2005, compared to single digit growth in the major markets of the US, Europe and Japan.”

According to IMS, a leading forecast provider of market intelligence to the pharmaceutical and healthcare industries, 2005 total global pharmaceutical sales grew 7% at constant exchange rates, to $602 billion. In the ten major markets, audited growth was 5.7% in 2005. IMS audits covers 95% of the market, while the remaining 5% are estimates.

The PRC Pharmaceutical Market

With annual growth rates in the PRC pharmaceutical industry exceeding 15% per year, the PRC has become a critically important market (see “China’s Pharmaceutical Market is World’s Ninth Largest”, October 22, 2005, available on www.100md.com). Our expectation of similar growth rate also comes from a demographic analysis. The PRC has the most aged citizens in the world. In 2004, it had 143 million people aged 60 and above. This number will be 200 million in 2014 and 300 million in 2026. (See article titled “China’s ageing problem and seven features”, dated February 24, 2006, available on www.china.org.cn). We believe that an aging population will necessarily call for the demand of more pharmaceutical and medicinal products to meet its needs. Demand for better drugs and medical equipment is driving this market. We believe it will continue to grow as the country modernizes and provides healthcare to a population of 1.3 billion people. Currently, the population of the PRC is served by approximately 310,000 medical and clinical institutions.

The PRC is one of the top 10 emerging pharmaceutical markets of the world, and is the second largest market in Asia after Japan as reported in an article dated May 6, 2005 titled “Experts Forecast China will become the World’s Fifth Biggest Medicine Market in 2010” on the Chinese Small-Medium Enterprises website (http://www.ynetc.gov.cn/Article_Show.asp?ArticleID=387). By 2010, it is believed the PRC will become the world’s fifth largest pharmaceutical market after the USA, Japan, Germany, and France according to a report dated November 13, 2002 titled “Asia Pacific Medical Industrial Council Forecasts China will become the World’s Fifth Largest Pharmaceutical Market by 2010” on People’s Website (www.people.com.cn). It is projected that the PRC pharmaceutical market would be valued at $75 billion by 2010, accounting for 10% of global demand, and $120 billion by 2020 (Source: www.http://managert.bokee.com/4173614.html).

The value of PRC pharmaceutical goods produced in 1970 was only $21.7 billion. (as reported on the Szechuan News Website, www.newssc.org, in an article titled “Discussion on the Development and State of China’s Pharmaceutical Industry”). Currently the PRC pharmaceutical market produces goods with a value of over $54.6 billion, according to an article in the July/August 2006 edition of the magazine Pharmaceutical Manufacturing. The PRC produces a little less than 25% of what is produced by the U.S. pharmaceutical market, which is valued at $240 billion. Projections show that the total value of global pharmaceuticals will expand to $750 billion in 2010 (Source: Western Medical People website (www.yd210.com)).

IMS reported that the total pharmaceutical market will expand at a compound annual growth rate of 5-8% over the next five years. North America and Europe are each projected to grow at a 5-8% pace; Asia Pacific/Africa, 9-12%; Latin America, 7-10%; and Japan, 3-6%. Emerging markets including the PRC, Korea, Mexico, Russia and Turkey, will all experience double-digit growth, outpacing global performance and signaling important shifts in the marketplace.

We believe that the global demand for pharmaceuticals is likely to continue to increase; with developing countries now being economically more prosperous and capable of spending more money on improving health care.

Major Import and Export Markets for Pharmaceutical Products

The major producers of chemical pharmaceutical raw materials are Western Europe, North America, Japan, China and India. Western Europe is a net exporter exporting 50% of its total production. North America is a major importer, with its own products only able to satisfy 20% of its total demand. Japan is believed to be evolving to become a net importer. The PRC and India have emerged into two major exporters for pharmaceutical raw materials, exporting 30-40% of its total output. (Source: Article titled “2002-2003 Analysis of the World’s Pharmaceutical Market” as reported on the Shanghai Information Services Platform website, http://www.istis.sh.cn/)

The total annual chemical drug-base production of the PRC is approximately 500,000 tons, consisting of raw materials for the production of anti-biotic, vitamins, pain-killers and hormonal and other drugs, and is second only to United States. The PRC and India are emerging as the major exporters in these product and raw material categories.

The Pharmaceutical Raw Material Manufacturing Industry in the PRC

The PRC, as a country, has put a lot of emphasis on the production of pharmaceutical raw materials in the past 40-50 years. Additionally, in the past ten years, a number of large international pharmaceutical companies have moved their productions to the PRC, such as Cargill, CPI and Roquette. Both factors have contributed to the growth of this specific segment in the PRC.

This industry segment can be categorized into three groups: first, the state-owned or government-subsidized pharmaceutical companies taking up 30% of market share; second, the foreign-owned or Sino-foreign Joint ventures taking up 60% of market share, and with the bulk of smaller firms competing for the remaining 10%. We fall into the second category.

Market Analysis and Projections for Clinical Transfusion Products in the PRC

Transfusion solutions are one of most commonly used clinical prescriptions in hospitals and health care institutions. Dextrose Monohydrate is one of the five most important types of medical prescriptions in the PRC and is one of the most widely used pharmaceutical products.

The total production volume of transfusion solutions grew from 1.38 billion bottles in 1995 to 2.91 billion bottles in 2001, i.e. annual growth of around 16.1% (source: http://www.chinapharm.com.en/html/scfx/20034815219.html). The types of transfusion solutions grew from 40 to more than 80 types of medical transfusion formulations.

There are more than 200 types of transfusion solutions developed and used in overseas countries, and the annual per capital consumption is more than 3 bottles. The PRC has only approximately 50 types of transfusion products, and the per capital consumption is around 2.15 bottles. Most of the consumption is for Dextrose Monohydrate.

(Source: Report titled “Major Transportation of Liquid Pharmaceutical Products: Entering the Speedway” dated April 21, 2003 published on Chinapharm website, www.chinapharm.com.cn)

We believe that we are one of the top producers of Dextrose Monohydrate transfusion solutions as well as Dextrose Anhydrous solutions. These products are the raw material or base solutions for pharmaceutical manufacturers to add specific medical formulations to produce medicated transfusion. Our industrial customers are producers of medical transfusion solutions.

The growth in demand for Dextrose Monohydrate transfusion solutions is co-related to the growth of the pharmaceutical production and consumption trends and patterns. Medical transfusion is a common and well-accepted treatment routine all over the PRC for many ailments, ranging from the common cold, influenza, and intestinal disorders to clinical restorative or recuperative prescriptions after surgical operations. There are altogether 310,000 medical service providers such as hospitals, clinics, and health-care institutions serving the 1.3 billion people in the PRC.

Some authorities predict that the PRC’s pharmaceutical industry will grow at a rate of between 15 and 16 % for the whole year of 2007, a little higher than the number for 2006. (Source: http://www.bioon.com/industry/market, report title: Forecast of Pharmaceutical Industry in 2007).

Based on our analysis of the consumption of glucose products carried out by the China Starch Industry Association and the disposable income per capita from China National Statistics Bureau, we believe that there is a strong correlation between the consumption of glucose products and the disposable income per capita.

We predict that higher living standards would lead to higher consumption of pharmaceutical dextrose. It is our understanding that the robust and continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, are all drivers to the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margin.

Target Market

Our principal customers are:

•	Hospitals

•	Health Care Institutions

•	Medical supply companies

•	Physician offices

•	Pharmaceutical companies

•	Medical supply exporters

•	Food and beverage companies

We market our products to these types of businesses within the PRC and plan to expand our export business as we increase our production capabilities, particularly in wholesale sales to foreign distributors.

We utilize the following factors/incentives to encourage the purchase of our products:

•	High quality, pharmaceutical grade products

•	Certified product reliability

•	On-time deliveries

•	New and improved medicinal products and packaging

•	Excellent service and support

•	Excellent referrals

Domestic and International Market

The market in the PRC for our products is very large and growing rapidly. There are more than 310,000 medical service providers such as hospitals and health care institutions all over the PRC.

We believe that the export market is a lucrative market that we plan to further develop and expand. Due to the strong domestic demand for our products and our prior production constraints, historically we could only serve a fraction of the export market.

Our export revenues for the Dextrose Monohydrate series of products (which also includes anhydrous glucose and oral glucose) derived from our top four export markets are summarized as follows:

South Korea

Import approval permit issued in 2003
Products exported: Dextrose Monohydrate Oral and Dextrose Anhydrous

FY2005	FY2006	FY2007
$342,955	$370,467	$548,172

Russia

Import approval permit issued in 2004
Products exported: Dextrose Monohydrate Oral, Dextrose Monohydrate transfusion

FY2005	FY2006	FY2007
$100,000	$258,115	$1,006,133

Australia

Import approval permit issued in 2003
Product exported: Dextrose Monohydrate Oral

FY2005	FY2006	FY2007
$42,780	$278,202	$813,746

Singapore (plus re-export to Thailand)

Import approval permit issued in2003
Products exported: Dextrose Monohydrate Injection

FY2005	FY2006	FY2007
$89,725	$28,285	$29,345

Competition

Some of our competitors of its main products are listed below. They are coded as follows:

(trans = competitor in Dextrose Monohydrate transfusion solution)
(oral = competitor in oral Dextrose Monohydrate)
(andh = competitor in Dextrose Anhydrous)

•	Dong Ping Rui Xing Petrochemical Company Ltd (trans)

•	North China Pharmaceutical Production Company Ltd (trans)

•	Ci Feng Pharmaceutical Production Company Ltd (trans)

•	Yi Kan Pharmaceutical Production Company Ltd (trans)

•	Hebei Shengxue Company Ltd (andh)

•	Northern China Kan Yin Pharmaceutical Product Company Ltd (trans)

•	Shandong Xi Wang Company Ltd (oral)

•	QingHuangDao Lihua Glucose Company Ltd (oral)

•	Hebei Hua Ying Glucose Company Ltd (oral)

•	Cargill USA (trans), (oral)

•	CPI USA (oral) (andh)

•	Roquette (trans), (andh)

•	Cerestar (trans), (andh)

•	Hebei Zhou Ping Rui Xue Glucose Company Ltd (andh)

•	Hebei Linhua Glucose and Medicinal Production Company Ltd (andh)

Among our domestic competitors, we believe that we are the largest manufacturer of pharmaceutical grade glucose. However, our foreign competitors may be better-capitalized and more technologically advanced.

Competitive Advantages

With the PRC being a major corn-producing region of Asia, and Shandong being the major corn-producing province of the PRC, our operating subsidiary Weifang Shengtai, located in Shandong, has the advantage of a steady supply of raw materials, which are located nearby with low transportation costs.

Among our assets is a total of 253,746 square meters of land, of which approximately only 60% is being utilized, leaving room for expansion.

We have only started to export to markets such as South Korea, Russia, Australia and Singapore and sixty other countries. Taking into consideration the geographical proximity and cross-cultural similarities with the Northern and South-Eastern Asian markets, we believe that we can be competitive in terms of product price, delivery lead-time and customer service responsiveness.

With our new cornstarch facility, a planned upgrade of our glucose manufacturing facility and construction of another new glucose manufacturing facility, we believe that we will be able to stabilize our raw material costs and production, enable our glucose production facility to function at maximum capacity and produce more products for both the domestic and export markets.

We believe that we are the one of the leading producers of Dextrose Monohydrate transfusion solution in the PRC, with an estimated 30% of the overall PRC market share (Source: “Compilation of the Means of Production for Starch, Modified Starch, Crystal Glucose and Liquid Starch Sugars in 2005” published by the China Starch Industry Association in July 2006). The other suppliers of Dextrose Monohydrate transfusion solutions have pharmaceutical production lines with a diversified range of medicinal products. We believe that we are the only manufacturer that has our primary focus on producing high-quality Dextrose Monohydrate transfusion solutions in the PRC.

The other competitors are manufacturing companies with a diversified range of industrial glucose and cornstarch products. We believe that most of our competitors put more emphasis on volume production of medium to low value-added products, while we focuses more on quality production of high value-added products.

Backlog

Our orders are processed on a made to order basis and we do not have any backlog of orders.

Growth Initiative

We have developed and are implementing the following initiatives to achieve its growth goals:

•	Vertical integration of our manufacturing capabilities by building and operating a cornstarch plant.

We believe the new cornstarch processing plant will lower production costs and improve profit margin because higher-quality and lower cost raw materials will be produced in-house and there will be no transportation costs because the cornstarch processing plant is next to the glucose production line. This will somewhat shield us from external cornstarch price fluctuation, thus protecting or improving its profit margins.

•	Increase its glucose production capabilities to be able to meet market demand

Overseas demand had not been fully satisfied in the past because our products have been sold out due to strong domestic demand in the PRC. We believe that our new 300,000 ton cornstarch processing plant will supply enough raw materials to increase production volumes and sales to an expanding domestic client base and fulfill more overseas orders which offer higher profit margins. In line with this, we have commenced construction of our new glucose manufacturing facility, which is anticipated to be completed next year.

•	Develop new products

Beyond the pharmaceutical-grade products, some of the industrial-grade products can be further refined and transformed into higher-margin products, such as modified starch and glucose-transformed nutraceutical raw materials. We have in our pipeline biotechnology product formulas that could be deployed to serve emerging market segments in the next few years. An example of this is in the production of sodium gluconate, which has been sold recently on a trial basis to encouraging feedback.

•	Expand our marketing and sales efforts to identify and secure additional domestic customers and increase our export sales

We plan to (i) optimize our web site to describe and promote its business, (ii) take out advertisements in trade publications, (iii) buy advertisements for various search words and phrases (e.g. “glucose”) on Google and Yahoo and major PRC search engines, (iv) conduct seminars at various trade show events to promote our products, and (v) optimize our web site so that people doing ‘natural’ searches will see the web site link on the first page of the search by refining its Search Engine Optimization

Major Customers

Our customers are principally located in the PRC but we hope to expand our international customer base. Our principal customers are hospitals and pharmaceutical companies. Below is a list of our largest PRC customers:

•	Zhejiang Hsin Pharmaceutical Co Ltd

•	Shouguang Tianli Biological Technology Co Ltd

•	Guangdong Weishiya Health Food Co Ltd

•	Lianyungang Roquette Co Ltd

•	Sichuan Kelun Pharmaceutical Co Ltd

•	Beijing Double-Crane Pharmaceutical Co Ltd

•	Huayuan Changfu Pharmaceutical Group

•	Anhui Fengyuan Pharmaceutical Group

•	Huayu Wuxi Pharmaceutical Co Ltd

•	Chengdu Qingshan Pharmaceutical Co Ltd

•	Guangdong Duole Dairy Co Ltd

•	Hong Kong Xiehe Group

•	Redox Australia

•	PBI Thailand

•	SGN Korea

No one customer accounted for more than 10% of our sales revenues for any of the fiscal years ended June 30, 2007, 2006 or 2005.

Intellectual Property

We formally acquired the registered “Heng De Bao” trade mark from Changle Medical Starch Factory on or about July 28, 2000. The trade mark was assigned by the Chinese Trademark Bureau and registered under classes 31 (pharmaceutical starch and white dextrin) and 5 (pharmaceutical glucose). The class 31 registration was renewed till June 10, 2009 while the class 5 registration was renewed and valid till May 9, 2011. International Class Code 5 covers pharmaceuticals, veterinary and sanitary preparations; dietetic substances adapted for medical use; food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.   International Class Code 31 covers agricultural, horticultural, and forestry products and grains not included in other classes; live animals, fresh fruits and vegetables; seeds, natural plans, and flowers; foodstuffs for animal, malt.

Insurance

We purchased automobile insurance with third party liability coverage for our vehicles and life insurance for our key personnel.  We do not have other insurance such as property insurance, business liability or disruption insurance coverage for our operations in the PRC. While a lawsuit against a company such as Weifang Shengtai in the PRC would be rare, we cannot make any assurance that we will not have exposure for liability in the event of a lawsuit.

Government Regulations

Because we manufacture medicinal and pharmaceutical products, we are subject to the laws governing the Good Practice in the Manufacturing and Quality Control of Drugs (as amended in 1998) as promulgated by the PRC State Food and Drug Administration on March 18, 1999.

We are also subject to business license and approval regulations that are required for all corporations in the PRC.

We have obtained Certificates of Good Manufacturing Practices for Pharmaceutical Products (“GMP Certificates”) issued by the PRC State Food and  Drug Administration. The GMP Certificates certify that we have complied with the requirements of Chinese Current Good Manufacturing Practices for Pharmaceutical Products in the manufacture of bulk Dextrose Monohydrate, glucose and anhydrous glucose and the GMP Certificates are valid through May 18, 2009, March 23, 2008 and April 18, 2009 respectively.

Additionally, we have obtained Drug Registration Certificates for glucose and glucosum pro orale from the State Food and Drug Administration in accordance with the PRC Medical Products Governance Law and its implementing regulations.

Environmental Compliance

We are subject to PRC environmental laws, rules and regulations that are standard to manufacturing facilities.

Our production line has passed inspection by the Environmental Protection Bureau of PRC and was issued a Certificate of Qualification.

Employees

As of June 30, 2007, we employed approximately 760 full-time employees. Of these, 7 are group administrators, 20 are managers, approximately 45 are in marketing, approximately 50 perform administrative functions, and approximately 638 are in production, storage and distribution.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our common stock.

Risks related to doing business in the People’s Republic of China

Our business operations are conducted primarily in the PRC. Because PRC laws, regulations and policies are continually changing, our PRC operations will face several risks summarized below.

Our ability to operate in the PRC may be harmed by changes in its laws and regulations

Our offices and manufacturing plants are located in the PRC and the production, sale and distribution of our products are subject to PRC rules and regulations. In particular, the manufacture and supply of pharmaceutical grade and medicinal products are subject to the PRC rules and regulations, such as the Good Practice in the Manufacturing and Quality Control of Drugs (as amended in 1998) as promulgated by the PRC State Food and Drug Administration on March 18, 1999 and the PRC Medical Products Governance Law. In addition, because we operate a cornstarch production facility which produces waste water and we are subject to the environmental rules and regulations such as the Integrated Wastewater Discharge Standard (GB8978-1996).

The PRC only recently has afforded provincial and local economic autonomy and permitted private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership.

Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to manufacturing, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.

Our production and manufacturing facility is subject to PRC regulation and environmental laws. The PRC government has been active in regulating the pharmaceutical and medicinal goods industry. Our business and products are subject to government regulations mandating the use of good manufacturing practices. Changes in these laws or regulations in the PRC, or other countries we sell into, that govern or apply to our operations could have a materially adverse effect on our business. For example, the law could change so as to prohibit the use of certain chemical agents in our products. If such chemical agents are found in our products, then such a change would reduce our productivity of that product.

We are a state-licensed corporation.  If we were to lose our state-licensed status, we would no longer be able to manufacture our products in the PRC.

There is no assurance that PRC economic reforms will not adversely affect our operations in the future

As a developing nation, the PRC's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the PRC economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. Although the PRC government still owns the majority of productive assets in the PRC, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.

In 1993, the Constitution of the PRC was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. The PRC government has confirmed that economic development will follow the model of a market economy. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of the PRC could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations. Economic reforms could either benefit or damage our operations and profitability. Some of the things that could have this effect are: (i) level of government involvement in the economy; (ii) control of foreign exchange; (iii) methods of allocating resources; (iv) international trade restrictions; and (v) international conflict.

Under the present direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises and could require us to divest ourselves of any interest we then hold in Chinese properties or businesses.

Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue these policies or that these policies may not be significantly changed, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

Because these economic reform measures may be inconsistent, ineffectual or temporary, there are no assurances that:

•	we will be able to capitalize on economic reforms;

•	the Chinese government will continue its pursuit of economic reform policies;

•	the economic policies, even if pursued, will be successful;

•	economic policies will not be significantly altered from time to time; and

•	business operations in the PRC will not become subject to the risk of nationalization.

Anti-inflation measures may be ineffective or harm our ability to do business in the PRC

Since 1979, the PRC government has reformed its economic system. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures. This refining and readjustment process may instead negatively affect our operations and there is guarantee that it will be effective.

Over the last few years, the PRC's economy has registered a high growth rate. During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as -2.2%. Recently, there have been indications that rates of inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These corrective measures were designed to restrict the availability of credit or regulate growth and contain inflation. These measures have included devaluations of the PRC currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. Such measures could harm the market for our products and inhibit our ability to conduct business in the PRC.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in PRC enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Weifang Shengtai is a wholly foreign owned enterprise. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.

Since the Articles of Association of Weifang Shengtai do not provide for the resolution of disputes business, the parties are free to proceed to either the Chinese courts or if they are in agreement, to arbitration.

Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

In addition, some of our present and future executive officers and our directors, most notably, Mr. Qingtai Liu, Mr. Yongqiang Wang, Mr. Yizhao Zhang and Mr. Chris Wang, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Governmental control of currency conversion may affect the value of your investment.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business.

In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities and your ability to receive dividends may be affected by the foreign exchange rate between U.S. dollars and Renminbi and the PRC government’s control over the Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiary in the PRC would be reduced.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely almost entirely on revenues earned in the PRC since most of our sales occur in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. Dollar appreciates against the Renminbi, the U.S. Dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the Renminbi against the U.S. Dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

Recent SAFE Regulations may restrict our ability to remit profits out of the PRC as dividends

Recent PRC State Administration of Foreign Exchange ("SAFE") Regulations regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face. The failure by our stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

SAFE issued a public notice ("October Notice") effective from November 1, 2005, which requires registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity. We are a foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in our case. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by us or otherwise affect us.

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Risks related to our business

We give no assurances that any plans for future expansion will be implemented or that they will be successful.

While we have expansion plans, which include making full use of the newly built cornstarch manufacturing plant (partially completed and operational since January 2007), upgrading our existing glucose manufacturing facility, building a new glucose manufacturing facility and expanding our sales overseas, there is no guarantee that such plans will be implemented or that they will be successful. These plans are subject to, among other things, their feasibility to meet the challenges we face, our ability to arrange for sufficient funding and the ability to hire qualified and capable employees to carry out these expansion plans.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

Our operating subsidiary, Weifang Shengtai, was incorporated in 1999 and our operations have been largely confined to the PRC. In addition, while we have had some experience in managing a cornstarch manufacturing facility, we may not be adequately prepared to manage and operate a larger and more modern facility.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

Although our revenues have grown rapidly since our inception from the growing demand for our glucose products, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support our expansion and to fill customers' orders in time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

•
anticipate and adapt to changing conditions in the dextrose monohydrate and glucose products markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion including successfully operating our new cornstarch manufacturing plant and construction of our new glucose manufacturing facility. If we are unable to anticipate and react to such risks, our business may be materially and adversely affected.

We will face a lot of competition, some of which may be from companies which may be better capitalized and more experienced than us.

We face competition from other domestic and global manufacturers and suppliers of pharmaceutical grade dextrose monohydrate and glucose. Although we view ourselves in a favorable position vis-à-vis our competition, some of the other companies that sell into our markets may be more successful than us and/or have more experience and money that we do. This additional experience and money may enable our competitors to produce more cost-effective products and market their products with more success than we are able to, which would decrease our sales. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. However, we cannot give assure you that we can successfully remain competitive. If our competitors developed a more efficient product or undertook more aggressive and costly marketing campaigns than us this could have a material adverse effect on our business, results of operations or financial condition.

A slowdown in the PRC economy may adversely affect our operations.

As all of our operations are conducted in the PRC and most of all of our revenues are generated from sales in the PRC, a slowdown or other adverse developments in the PRC economy could materially and adversely affect our customers, demand for our products and our business. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. While we believe the demand for our products is not dependent on the health of the economy, we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Our major competitors may be better able than us to successfully endure downturns in our sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the PRC economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase our costs and also reduce demand for our products.

A widespread health problem in the PRC could negatively affect our operations

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu, where a major portion of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Enforcement against us or our directors and officers may be difficult

Because our principal assets are located outside of the U.S. and almost all our directors and officers reside outside of the U.S., it may be difficult for you to enforce your rights based on U.S. Federal securities laws against us and our officers and some directors or to enforce a U.S. court judgment against us or them in the PRC.

In addition, our operating subsidiary is located in the PRC and substantially all of its assets are located outside of the U.S. It may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Inadequate funding for our capital expenditure may affect our growth and profitability

Our sales revenues have increased from $19,999,826, for the fiscal year ended June 30, 2004 to $ 51,706,215 for the fiscal year ended June 30, 2007. Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations;

•	the condition of the PRC economy and the healthcare sector in the PRC;

•	conditions in relevant financial markets; and

•	relevant PRC laws regulating the same.

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms to our investors or lenders, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. We may not have the requisite experience to manage and operate a larger, more modern cornstarch manufacturing plant and a bigger glucose production line. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These events would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Significant fluctuations in raw material prices may have a material adverse effect on us

We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials could have a material adverse effect on the manufacturing cost of our products. We are subject to market conditions and although raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

We may have limited options in the short-term for alternative supply if our suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs.

Although we are in the corn-producing region in the Shandong province, there is no guarantee that we will not face a shortage of corn because of some natural calamity or other reason.

We had also mitigated the risks of a shortage in cornstarch by managing a cornstarch-producing company, Shouguang Shengtai Starch Company, and implemented a vertical integration manufacturing program, which includes building our own cornstarch processing plant, which plant is now operational. This will not only lower production costs and improve profit margins, it will also allow Weifang Shengtai to produce higher quality, lower-cost cornstarch. We cannot guarantee these measures will be effective in eradicating all risks attendant to the supply of raw materials. In the event our cost of materials is increased, we may have to raise prices of our products, making us less competitive price-wise.

We may not be able to adjust our product prices, especially in the short-term, to recover the costs of any increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. We believe that the technology we use is not protected by any patent or intellectual property rights. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to the manufacturing of pharmaceutical grade products and cornstarch involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. Further, we do not have adequate product liability insurance coverage against defective products as our products are manufactured according to fairly basic formulas. Any disputes so far have been resolved through friendly negotiations. There is no guarantee that we will not be involved in any legal proceedings should such negotiations fail one day.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of management, neither the production nor the sale of our products constitute activities, or generate materials in a material manner, that requires our operation to comply with the PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We rely on Mr. Qingtai Liu, our Chief Executive Officer and President, for the management of our business, and the loss of his services may significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Qingtai Liu, our Chief Executive Officer and President for the direction of our business. The loss of the services of Mr. Liu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Liu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Liu. We have not entered into an employment contract with Mr. Liu. We do not have key man insurance on Mr. Qingtai Liu. If Mr. Liu dies and we are unable to replace Mr. Liu for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our Chief Executive Officer and President, Mr. Qingtai Liu. If one or more of our senior executives or other key personnel is/are unable or unwilling to continue in his/her/their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. With the appointment of our new Chief Financial Officer, Mr. Yizhao Zhang, we hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act Of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We have inadequate insurance coverage

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Risks related to an investment in our common stock

Our Chief Executive Officer and President controls us through his position and stock ownership and his interests may differ from other stockholders

Our Chief Executive Officer and President, Mr. Qingtai Liu, beneficially owns approximately 41.15% of our common stock. As a result, although Mr. Liu is not the holder of a majority of the outstanding shares, Mr. Liu may be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Mr. Liu's interests may differ from other stockholders.

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary based in the PRC, Weifang Shengtai. Our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See “Risks related to doing business in the People’s Republic of China”.

There is currently a very limited trading market for our common stock

Our common stock has been quoted on the over-the-counter Bulletin Board since January 2007. Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NASDAQ Stock Market. You may not be able to sell your shares due to the absence of an established trading market.

Our common stock is subject to the Penny Stock Regulations

Our common stock is, and will continue to be subject to the SEC's "penny stock" rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our current holders of common stock. We have successful registered for public resale 8,750,000 shares (as well as 4,375,000 shares issuable on exercise of the attached warrants) belonging to our investors and the availability for public resale of those shares may depress our stock price.

Also as a result, there will be a significant number of new shares of common stock on the market in addition to the current public float. Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our facility in the PRC is located at  Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” From March 2000 to December 2003 Weifang Shengtai purchased various land use rights in succession for a total price of $1,295,959. Weifang Shengtai has obtained another land use right in June 2007 for a price of $949,900. As a result Weifang Shengtai has the right to use various parcels of land that range from 20 to 50 years in length, all of which are currently being used by Weifang Shengtai for its business.

Weifang Shengtai occupies an area of approximately 253,746 square meters in Changle Economic and Technology Development Zone. Set forth below is the detailed information regarding the land:

Location	Area (square meters)	Construction on the Land	Expiration
Changle Economic and Technology Development Zone	85,880.43	New glucose production complex	April 20,2057
Changle Economic and Technology Development Zone	16,168	None	January 14, 2030
Changle Economic and Technology Development Zone	73,313.38	Glucose production facility	April 28, 2052
Changle Economic and Technology Development Zone	19,692.4	Office and staff buildings	September 21, 2052
Changle Economic and Technology Development Zone	58,692	Cornstarch processing plant (11,800 sq meters)	April 2, 2054

Item 3. Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We began trading on the Over the Counter Bulletin Board on January 12, 2007 and our symbol is "SGTI.OB." Prior to that, there had never been any established public market for shares of our common stock.  The following table sets forth for the period indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of September 21, 2007, the last reported bid price of our common stock was $2.65 per share and the last reported ask price was $2.70 per share.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
March 31, 2007	-	-
June 30, 2007	$6.00	$1.01

Holders

As of September 21, 2007, there were 18,875,000 shares of our common stock issued and outstanding and there were 61 holders of record of our common stock.

Dividends

Since our incorporation, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

As a holding company our ability to pay dividends is dependent on the receipt of dividends from SHI and our PRC based operating company Weifang Shengtai. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.

Warrants

As of September 21, 2007 we had 4,693,750 outstanding warrants to purchase 4,693,750 shares of common stock and no outstanding options. Set forth below is a description of our outstanding warrants.

On May 15, 2007, we entered into a share purchase agreement and completed a private placement of our shares and warrants. Under the share purchase agreement we sold to the Selling Stockholders for $2.00 per share (or a total of $17,500,000) an aggregate of 8,750,000 shares of commons tock and 4,375,000 warrants to purchase 4,375,000 shares of common stock. The exercise price of the warrants is $2.60 per share, as adjusted, and the warrants expire on May 15, 2012.

On May 15, 2007, we issued to Chinamerica Fund, L.P. 75,000 warrants and Jeff Jenson 25,000 warrants to compensate the former as lead investor and the latter in assisting in providing the shell. These warrants have an exercise price of $0.01 per share and a term of five years.

As part of their consideration for acting as placement agent for the May 15, 2007 private placement Brill Securities, Inc. received five year warrants to purchase 218,750 shares of common stock at an exercise price of 2.60 per share, as adjusted. These have the same terms as the warrants issued to the Selling Stockholders in the May 15, 2007 private placement.

Shares Eligible for Future Sale

Future sales of substantial amounts of our common stock in the trading market could adversely affect market prices.

As of September 21, 2007, we had 18,875,000 shares of our common stock issued and outstanding. If all of our 4,693,750 outstanding warrants are exercised we will have 23,568,750 shares of common stock issued and outstanding. Of these shares, the 8,750,000 shares of common stock and the 4,693,750 shares issuable on conversion of the warrants registered in this prospectus will be freely tradable without restriction or further registration under the Securities Act. All other outstanding shares not registered in this prospectus will be deemed "restricted securities" as defined under Rule 144. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act, which rules are summarized below. On May 15, 2008, one year after the closing of the share exchange transaction, 9,125,000 shares, which were issued in connection with the share exchange transaction, may be sold under and subject to Rule 144 described below.

Rule 144

In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned shares of common stock for at least one year, including the holding period of any prior owner, except if the prior owner was one of our affiliates, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•	1% of the number of shares of our common stock then outstanding; or

•	the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about our company.

Rule 144(k)

Under Rule 144(k), a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold  for at least two years, including the holding period of any prior owner except one of our affiliates, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Lock-Up Agreement

Mr. Qingtai Liu entered into a “lock-up” agreement pursuant to which he, and his wife and daughter have agreed not to sell or transfer any shares of the Company’ common stock for the period continuing through the effective date of the initial registration statement filed  by us and ending twelve (12) months thereafter. Mr. Liu is the beneficial owner of 7,766,325 shares of our common stock. As an “affiliate” Mr. Liu would not be permitted sell under Rule 144(k).

Stock Performance Graph

We are unable to prepare a line graph comparing the yearly percentage change in our cumulative total shareholder return our common stock because we only began trading on the Over the Counter Bulletin Board on January 12, 2007. The preparation of a line graph for the months our common stock has been trading would not be meaningful.

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended June 30,
Consolidated Statements of Operations	2007	2006	2005	2004	2003
	(audited)	(audited)	(audited)	(audited)	(unaudited)

Sales revenue	$51,706,215	$36,029,179	$24,860,399	$19,999,826	$10,493,234

Cost of good sold	39,527,662	27,568,092	19,557,743	16,487,240	8,666,872

Gross profit	$12,178,553	$8,461,087	$5,302,656	$3,512,586	1,826,362

SeSelling, general and administrative expenses	4,674,679	3,831,778	3,242,330	2,474,813	1,868,727

Operating Income	$7,503,874	$4,629,309	$2,060,326	$1,037,773	$(42,365)

Other net income	524,088	(418,398)	(445,169)	(550,196)	193,279

Income before Income taxes	$8,027,962	$4,210,911	$1,615,157	$487,577	150,914

Provision for Income Taxes	878,836	-	-	-	(49,463)

Net income	$7,149,126	$4,210,911	$1,615,157	$487,577	$101,451

Fr Foreign Currency Translation Adjustment	641,596	185,402	-	-	-
C Comprehensive Income	$7,790,722	$4,396,313	$1,1615,157	$487,577	$101,451
Earning per share - basic	$0.64	$0.42	$0.16	$0.05	$-
B Earning per share - diluted	$0.62	$0.42	$0.16	$0.05	$-
B Basic weighted average common shares outstanding	11,251,712	10,125,000	10,125,000	10,125,000	-
DiDiluted weighted average common shares outstanding	11,477,545	10,125,000	10,125,000	10,125,000	-

	Year Ended June 30,
Consolidated Balance Sheets	2007	2006	2005	2004	2003
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Current Assets	$31,266,489	$12,149,634	$11,981,783	$7,900,644	$5,729,938
Total Assets	73,760,133	31,271,457	23,672,498	17,644,345	12,261,479
Current Liabilities	38,468,085	23,612,427	19,564,316	14,447,904	9,214,696
Total Liabilities	42,129,557	24,614,027	20,411,316	16,141,904	11,634,696
Total Stockholders’ Equity	32,630,576	6,657,430	3,261,182	1,502,441	626,783

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; slowdown in the demand for pharmaceutical grade glucose and glucose and starch products genereally, which could reduce revenues and profit margins.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K and other reports and filings made with the Securities and Exchange Commission. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A—Risk Factors.

Overview

We are, through our wholly-owned subsidiary, Shengtai Holding Inc. and its wholly-owned subsidiary in the PRC, Weifang Shengtai Pharmaceutical Co., Ltd, a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We also manufacture glucose and starch products for food and beverage industry for domestic market.

During the reporting period, our market share in the PRC for pharmaceutical grade glucose products, especially dextrose monohydrate, has increased (Source: An extract from “China’s Starch, Modified Starch and Crystallized Glucose Production Summary, 2006 edition”, published by China Starch Industry Association in July 2007) . Dextrose monohydrate is one of the five most important types of medical prescriptions in the PRC and is one of the most widely used pharmaceutical products for restorative and nutritional purposes. It is used as a raw material in a wide array of pharmaceutical products such as transfusions and intravenous drips.

Our new cornstarch production facility with the capacity to produce 240,000 tons of cornstarch a year was partially completed and started production in January 2007. This new complex is close to our existing glucose production plant and new glucose production complex that is currently under construction.

Our new cornstarch production facility allows us to produce our own cornstarch and replace our suppliers of cornstarch. We are able to ensure the adequacy and quality of the cornstarch we use and also meet our increasing demand for quality cornstarch. Since cornstarch is produced on our premises, we are able to obliterate shipping costs to transport the cornstarch to our glucose production facility and operating costs, thus resulting in lower manufacturing costs.

In addition to our pharmaceutical glucose series of products, we also produce other medicinal product lines of glucose and starch products such as industrial glucose, syrup, starch, Avermectins, dextrin, maltose and maltitol, which are used for food, beverage and industrial production. During the reporting period, we expanded our manufacturing of Avermectins, which is a veterinary medicine derived from glucose. The feedback from our sales trial has been encouraging.

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is gaining popularity as a chelating agent in the PRC and is widely used in pharmaceutical, construction and chemistry industries.

The initial sales of sodium gluconate have been encouraging. As a compound of glucose and sodium hydroxide, sodium gluconate is a high quality crystalline sodium salt of gluconic acid. It appears as white crystals that exhibit excellent solubility. We dissolved sodium hydroxide in glucose solution, along with certain catalysts. The solution is then heated. Separating the catalysts by steaming the solution, and then after a series of processes such as inspissations, crystallization, centrifugation and dehydration, we eventually get the end product - sodium gluconate.

Since we have only begun the production of sodium gluconate, we have insufficient profitability records for the reporting period, but we anticipate its gross profit margin to be between 25% and 30%, depending on our scale of production scale and our production efficiency.

Currently we are targeting the construction companies as our end customers since real estate construction is a booming sector in the PRC economy.

Management believes that through manufacturing innovative products to meet market demand , we would be able to command higher profit margins and diversify our operating risks.

Some authorities predict that the PRC’s pharmaceutical industry will grow at a rate of between 15 and 16 % for the whole year of 2007, a little higher than the number for 2006. (Source: http://www.bioon.com/industry/market, report title: Forecast of Pharmaceutical Industry in 2007).

Based on our analysis of the consumption of glucose products carried out by the China Starch Industry Association and the disposable income per capita from China National Statistics Bureau, we believe that there is a strong correlation between the consumption of glucose products and the disposable income per capita.

We predict that higher living standards would lead to higher consumption of pharmaceutical dextrose. It is our understanding that the robust and continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, are all drivers to the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margin.

Management has been placing emphasis on (i) product quality control (ii) enhancement of operating efficiency (iii) expansion of geographical coverage and diversification of customer base, and (iv) new product development. We believe that these points are essentially for maintaining our competitiveness.

Our production facilities have been fully certified GMP (Good Manufacturing Practice for Drugs), ISO9002 and HACCP. The rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100%. We have a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and then reprocessing of non-conforming products.

Our production lines are vertically integrated. Our production facilities are all inter-connected by an enclosed pipeline system to enhance overall production efficiency, minimize wastage of water and raw materials, and to avoid production contamination.

We are currently developing new production technology to recycle our waste water and byproducts. At the same time, we are improving overall production efficiency by analyzing and ameliorating inefficient production processes. We believe that environment protection and production efficiency are important in our growth.

At the end of calendar year 2006, the Changle local government negotiated with us and required us to surrender the land use right of our old factory in the downtown Changle for their municipal construction. The land we occupied was 27,396 square meters. We were offered a bigger parcel of land in Changle Economic and Technology Development Zone with 85,880 square meters as described below.

In April 2007, we acquired the rights to use a piece of land measuring 85,880 square meters in the Changle Economic and Technology Development Zone. We plan to develop the land and build a new glucose production complex with an expected production capacity of 150,000 tons per year. We commenced construction in early July 2007 and anticipate that construction will be completed in the first half of calendar year 2008. The new facility will be used to produce cornstarch and pharmaceutical grade glucose.

During the reporting period under review, we managed to successfully expand our domestic sales network. As of June 30, 2007, 27 of a total 31 provinces (or province equivalent administrative district) in the PRC have been covered by our domestic sales network. We have established representative offices in 7 provinces to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. In the meantime, we export our products to customers in over sixty countries, and we plan to increase our global sales in the coming years.

We constantly strive to broaden and diversify our customer base. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the fiscal year ended June 30, 2007, only Shouguang Tianli Biological Technology Co Ltd, our biggest customer, accounted for 7.78% of the our revenue. Our top ten customers accounted for only 29.3% for our total sales for the fiscal year ended June 30, 2007.

Our research and development team has been constantly striving to improve production techniques, and to develop new technologies and higher-value products such as Avermectins and sodium gluconate.

Management is not aware of any adverse trends that would materially affect our market and financial position. We will continue to identify and pursue innovative products and technology to our increase market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in our sales growth. Our ability to meet increased customer demand and stay profitable will however still depend on factors such as our production capacity and working capital.

Result of Operations

Year Ended June 30, 2007 Compared with Year Ended June 30, 2006

The following table shows our operating results for the fiscal years ended June 30, 2006 and 2007.

	Fiscal Year ended June 30, 2006	Fiscal Year ended June 30, 2007
Sales Revenue	36,029,179	51,706,215
Costs of Goods Sold	27,568,092	39,527,662
Gross Profit	8,461,087	12,178,553
Sales, General and Administrative Expenses	3,831,778	4,674,679
Operating Income	4,629,309	7,503,874
Other Net Income (Expense)	(418,398)	524,088
Income before Income Taxes	4,210,911	8,027,962
Provision for Income Taxes	—	878,836
Net income	4,210,911	7,149,126

Sales revenue for the fiscal year ended June 30, 2007 was $51,706,215, an increase of $15,677,036, or 43.5% compared with the corresponding period in 2006. This increase was mostly the result of the increase in sales of our glucose products and higher product prices. In addition, our new cornstarch plant began production in 2007 resulting in maximizing the production of our glucose manufacturing facility and the sale of additional excess cornstarch to outside customers. Accordingly, the total sales of both glucose and cornstarch were both increased.

Costs of goods sold for the year ended June 30, 2007 was $39,527,662, an increase of $11,959,570, or 43.4% compared with the corresponding period in 2006. The increase in cost of goods sold is in tandem with the increase in sales of our products.

Gross profit for the year ended June 30, 2007 was $12,178,553, an increase of $3,717,466, or 43.9% compared with the corresponding period in 2006. The reason for the increase in gross profit was mostly due to the economies of scale resulting from the expansion of our production output and enhanced operating efficiency. Although product cost increased as a result of price increases of corn and other raw materials, the selling price was higher than the price increase of corn, thus making our gross profit higher.

However, there is not significant increase of gross profit margin from fiscal 2006 to 2007. Gross profit margin for the year ended June 30, 2007 was 23.6%, while it was 23.5% for the same period in 2006. We produced some new products with high profit margins, but at the same time the sales of lower profit margin products to outside customers, such as cornstarch, averaged down our overall gross profit margin.

Selling, General and Administrative expenses for the year ended June 30, 2007 was $4,674,679, an increase of $842,901, or 22% compared with the corresponding period in 2006. The increase in our Selling, General and Administrative expenses was the result of the expansion of our production output, especially the expansion of domestic sales network. The higher worker insurance requirements and environment related expenditures are also the causes of higher general and administrative expenses. However, the percentage of increase in our expenses is much lower than the percentage increase in our gross profit because of greater efficiencies of scale from a larger production output and our strict cost control.

Net income for the year ended June 30, 2007 was $7,149,126, an increase of $2,938,215, or 69.8% compared with the corresponding period in 2006. The increase of net income was due to our increase in production output, sales volume and gross profit margin, as well as the gain derived from surrendering our land use rights in the piece of property in downtown Changle to the Changle local government.

Fiscal Year Ended June 30, 2006 and Fiscal Year Ended June 30, 2005

The following table shows our operating results for the fiscal years ended June 30, 2005 and 2006.

	Fiscal Year ended June 30, 2005	Fiscal Year ended June 30, 2006
Sales Revenue	24,860,399	36,029,179
Costs of Goods Sold	19,557,743	27,568,092
Gross Profit	5,302,656	8,461,087
Sales, General and Administrative Expenses	3,242,330	3,831,778
Operating Income	2,060,326	4,629,309
Other Net Expense	(445,169)	(418,398)
Income before Income Taxes	1,615,157	4,210,911
Provision for Income Taxes	—	—
Net income	1,615,157	4,210,911

Sales revenue for fiscal year ended June 30, 2006 was $36,029,179, an increase of $11,168,780 which represented a 44.9% increase compared with the same period in 2005. The reason for the increase was a 27.4% increase in sales volume and an increase in the selling prices of our products. For example, the domestic selling price of our oral dextrose product increased by an average 14.7%, while its export selling price increased 13.66%.

The selling price of our products is determined by market demand. If the demand is higher than the supply, we will increase our prices. Accordingly, prices fluctuate throughout the year.

Costs of goods sold for the fiscal year ended June 30, 2006 was $27,568,092, an increase of $8,010,349 or 41.0% from $19,557,743 for the same period in 2005. The increase on the cost of goods was in tandem with the increase in sales volume.

Gross profit for the fiscal year ended June 30, 2006 was $8,461,087, an increase of $3,158,431 or 59.6% from $5,302,656 for the same period in 2005. The gross profit margin for fiscal 2006 was 23.5%, while it was 21.3% for fiscal 2005. The reason for the increase in gross profit margin was that the unit cost decreased due to the economies of scale resulting from the expansion of our production output. Although the product cost increased as a result of the price increase of corn, the selling price was higher than the price increase of corn, thus making our gross profit margin higher.

Our Selling, General and Administrative expenses for the fiscal year ended June 30, 2006 were $3,831,778, an increase of $589,448 or 18.2% from $3,242,330 for the same period in 2005. This was the result of the increase in our production output. However, the percentage increase of our Selling, General and Administrative expenses of 18.18% is lower than the percentage increase in our sales.

Other expenses for fiscal 2006 and 2005 were $214,641 and $1,683 respectively. The 27.5% increase was directly related to the increase in our production output.

Net income for fiscal 2006 was $4,210,911, an increase of $2,595,754 compared with fiscal 2005. The reason for this increase was the increase in sales volume and gross profit.

Liquidity and Capital Resources

Operating Activities

Fiscal Year Ended June 30, 2007 compared to Fiscal Year Ended June 30, 2006

Net cash provided by operating activities for fiscal 2007 was $5,052,502, compared to $6,528,302 provided by operating activities for fiscal 2006. The decrease in net cash provided by operations was mostly due to the facts that we extended credit sales to some long-term customers, and we stored more inventories because we needed additional raw materials (corn) for cornstarch production.

Investing Activities

Fiscal Year Ended June 30, 2007 compared to Fiscal Year Ended June 30, 2006

Net cash used in investing activities for fiscal 2007 was $21,151,410, compared to $7,512,613 used in investing activities for fiscal 2006. Most of the cash has been spent on the construction of the new cornstarch manufacturing facility and the new glucose manufacturing complex, as well as some advances on the purchase of plant equipment. Before these facilities are completed and put into operation next year, we expect to incur additional capital expenditure in the coming months.

Our preliminary budget for the new glucose complex would be approximately $12 million, without taking into account any appreciation of the RMB against the US dollar and increased construction costs due to the recent inflation from a robust economy.

Financing Activities

Recent Events

On May 15, 2007, we completed, at a price of $2 per share, a private placement of 8,750,000 shares and 4,375,000 attached five year warrants to purchase common stock at an exercise price of $2.60 per share, as adjusted. We received net proceeds of $15,256,428 from that offering.

Fiscal Year Ended June 30, 2007 Compared to Fiscal year Ended June 30, 2006

Net cash provided by financing activities for fiscal 2007 was $22,177,695 compared to $633,177 for the same period in fiscal 2006. The increase was mostly due to the effect of the short term borrowings from local banks and the recent equity financing. The proceeds were mainly used for capital expenditure and as working capital.

Besides our capital expenditure in building the new glucose manufacturing complex, as well as the acquisition of new plant and equipment for the newly built plant, we plan to upgrade our existing glucose production facility by replacing our old machinery to produce more “complex” glucose products such as anhydrous glucose transfusion, monohydrate glucose transfusion and oral glucose.

After this upgrade, we expect that at least 70% (up from 50%) of the cornstarch produced by the new cornstarch production plant will be used by us as raw material for the production of our glucose products. This upgrade will not only allow for increased production of higher grade glucose, but also facilitate the extension of our dextrose series of products. We anticipate that this will result in higher profit margins and bigger revenues.

    In July 2007, we began construction of employee dormitory. Construction is expected to be completed in June 2008. Total amount expected to be spent on the construction is approximately $800,000 to $900,000.

Loans

Before the recent financing, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $18,870, 250, $8,576,200 and $7,683,500 short term bank loans outstanding as of June 30, 2007, 2006 and 2005, respectively. The loans were secured by Weifang Shengtai’s properties. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any of these loans.

Weifang Shengtai also has long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, which can be classified as long term liabilities, were $3,661,472, $1,001,600 and $847,000 as of June 30, 2007, 2006 and 2005, respectively.

The significant increase of bank loans during the reporting period, for both short term and long term loans, is mostly due to the massive capital needs in construction and increased working capital needed for increased production.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $8,560,650 and $14,270,880 as of June 30, 2007 and 2006.

Future cash commitments

We anticipate spending about $15 million in the upgrading of our existing glucose manufacturing facility and the construction of a new glucose production complex and a new employee dormitory, of which a portion of it will be financed through bank loans and a portion would be funded from the proceeds of our May 2007 private placement. We also estimate the need for $6 million to $8 million to run these facilities. The exact amount will be determined based on both the market demand of our products and the time needed for these facilities to run at full capacity. We may carefully review our financial conditions and consider financing either with the cash internally generated, bank loans, or with additional equity.

Critical Accounting Policies and Estimates

We have disclosed in the notes to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporating by reference herein. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

We utilize the accrual method of accounting. Revenue is recognized when the products are delivered, title has passed, and collectibility is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT).

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management reviews our accounts receivable on a regular basis to determine if the bad debt allowance is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Known bad debts are written off as incurred.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method with a 3% residual value over the estimated useful lives of the assets.

Foreign currency translation

Our functional currency is Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Item7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk. We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Country Risk. Substantial portion of our business, assets and operations are located and conducted in the PRC. While the PRC’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in regulations applicable to us. If there are any changes in any policies by the PRC government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Foreign Currency Risk. Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Renminbi. Conversion of Renminbiinto foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the Renminbi is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal year ended June 30, 2007, there were no changes in and disagreements with accountants and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the effectiveness of our disclosure controls and procedures should be considered in light of the following limitations on the effectiveness of our disclosure controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Further, the design of any control system is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any control system design will succeed in achieving its stated goals under all potential future conditions.

Additionally, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on certain third parties for certain financial and other information that we receive. Because these third parties generate that information, we have less control over the manner in which that information is generated.

Changes in Internal Control over Financial Reporting

In connection with its evaluation of the effectiveness of our internal control over financial reporting, our management did not identify any changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 302 Certifications

Provided with this report are certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations. This Item 9A contains the information concerning the evaluations referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are our executive officers and directors. Most of our executive officers and directors are residents of the PRC.  As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

Directors and Executive Officers	Position/Title	Age
Qingtai Liu	Chief Executive Officer/Director	49
Yongqiang Wang	Director	38
Chris W. Wang	Director	36
Changxin Li	Director	47
Winfred Lee	Director	47
Yizhao Zhang	Chief Financial Officer	37

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu, 49, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard.

Over the years, Mr Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.

Yongqiang Wang, 38, graduated with an Associates degree from the Shandong Economic and Management Institute. He joined Weifang Shengtai in April 2006 as the assistant to the General Manager of the Accounts Department and was in charged of the finance department. He assumed the position of Deputy General Manager of the Accounts Department in February 2007. Prior to joining us, Mr. Wang worked as a financial manager for various enterprises.

Chris W. Wang, 36, has served as the Chief Financial Officer of Fushi International, Inc. since December 13, 2005. Since March 2005, Mr. Wang also serves as the Chief Financial Officer of Dalian Fushi. Mr. Wang served as an Executive Vice President of Redwood Capital, Inc. from November 2004 to March 2005, with specific focus on providing strategic and financial advisory services to PRC-based clients seeking access to the U.S. capital markets. Mr. Wang previously served as Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Prior to that, Mr. Wang worked for Credit Suisse First Boston (HK) Ltd. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

Changxin Li,47, has been the Chief of the Department of Medicine, member of the Credentials Committee and Medical Director of both the Echocardiography Laboratory and Cardiopulmonary Department of the Otsego Memorial Hospital since 2005. He has also been an internist with the Otsego Memorial Hospital since 1995. Mr. Li graduated with an MB from the Weifang (formerly Changwei) Medical College, Weifang, Shandong, China in 1982 and a PhD from the Department of Physiology, University of Alberta, Edmonton, Alberta, Canada in 1990. He is a Fellow of the American College of Physicians (USA).

Winfred Lee, 47, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society

Yizhao Zhang, 37, has over 11 years of experience in portfolio investment, corporate finance, financial advisory and accounting. He is a certified public accountant of Delaware, and a member of the American Certified Accountants (AICPA). Before joining our Company, Mr. Zhang held senior positions in Chinawe Asset Management Corporation (OTC BB: CHWE) and China Natural Resources Incorporation (NASDAQ CM: CHNR). Previously, Mr. Zhang had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999. Mr. Zhang received a Bachelor degree in Economics from Fudan University, Shanghai in 1992 and obtained an MBA degree with Financial Analysis and Accounting concentrations from the State University of New York at Buffalo in 2003.  He joined the Company in May 2007.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

There are no family relationships among our directors or executive officers. There is no arrangement or understanding between or among our officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors.

Our directors and executive officers have not, during the past five years:

•	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of our equity securities have been complied.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We endeavor to provide our “named executive officers” (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in-line with their roles and responsibilities when compared to peer companies of comparable size in the same or similar locality.

It is not uncommon for PRC private corporations in that locality to have base salaries as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. This compensation program shall be comparative to our peers in the industry and aimed to retain and attract talented individuals.

We will also consider forming a Compensation Committee comprising predominantly of independent directors to oversee the compensation of our named executive officers

Summary Compensation Table

The following is a summary of the compensation we paid for each of the three years ended June 30, 2007, 2006 and 2005, respectively (unless otherwise provided) (i) to the persons who acted as our principal executive officers during our fiscal year ended June 30, 2007 and (ii) to the person who acted as our principal financial officer or acted in a similar capacity during our fiscal year ended June 30, 2007. None of our other executive officers received compensation in excess of $100,000 for any of these three years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Worthington (President) (1)(3)	2006 2005 2004	12,200 30,000 25,000	— — 1,000	(4)	— — —	— — —	— — —	— — —	— — —	12,200 30,000 26,000

Daniel Drummond (Acting President and Vice President (1)(2)(3)	2006 2005 2004	5,000 — —	— — 1,000	(4)	— — —	— — —	— — —	— — —	— — —	5,000 — 1,000

Qingtai Liu (2)(3)	2007 2006 2005	19,662 9,300 9,300	— — —		— — —	— — —	— — —	— — —	— — —	19,662 9,300 9,300

Yizhao Zhang (5)	2007	10,667	—		—	—	—	—	—	10,667

(1)
Mr. Worthington began serving as our President in March 2004 and received a monthly draw of approximately $2,500. On August 30, 2006, Mr. Worthington tendered his resignation, effective August 4, 2006, as officer and director of the Company. As a result of Mr. Worthington's resignation, Mr. Daniel Drummond, a director and Vice President, assumed the position of Acting President until such time as the Board has the opportunity to fully assess the situation and consider new nominees to the Board.

(2)
On May 15, 2007, we entered into and consummated a share exchange agreement. As a result of the to the share exchange agreement, Messrs Qingtai Liu and Chenghai Du became our majority shareholders. In connection with the closing of the Share Exchange Agreement, former directors of the Company, Mr. Daniel Drummond and Mr. Alex Ferries appointed Mr. Qingtai Liu as a Director of the Company, Chairman of the Board and Chief Executive Officer of the Company, appointed Mr. Yongqiang Wang as director of the Company and submitted their resignation as directors and officers of the Company, subject to the filing and dissemination of Schedule 14f-1.

On May 4, 2007, we filed an information statement with the SEC relating to the change in control of our Board of Directors containing the information required under Rule 14f-1 of the Exchange Act and on May 4, 2007, we distributed that information statement to all holders of record of our common stock.

(3)
In our Annual Report on Form 10-KSB filed on March 27, 2007, we reported that our Board of Directors, pursuant to our Bylaws, approved a change in our fiscal year end from December 31 to June 30. Because Mr. Worthington and Mr. Drummond are no longer our officers and did not receive any compensation in calendar 2007, their executive compensation is reported based on a financial year end of December 31. By contrast, our current Chief Executive Officer, Mr. Qingtai Liu’s compensation is reported based on a financial year end of June 30.

(4)	On April 9, 2004, Mr. Worthington and Mr. Drummond. Ferries each received 833,333 shares of our common stock, which was valued at $1,000.

(5)	Mr. Zhang joined us as our Chief Financial Officer in May 2007.

Grants of Plan-Based Awards in Fiscal 2007

There were no option grants in 2007.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no option exercises or options outstanding in 2007.

Option Exercises and Stock Vested in Fiscal 2007.

There were no option exercises or stock vested in 2007.

Employment Agreements

We have no employment agreements with any of our executive officers.

Compensation of Directors.

Our current non-executive directors are compensated for all services they perform as directors , including attendance at Board of Directors meetings and service as members of committees of the Board of Directors to which they are appointed. Executive directors are not compensated for services they perform as directors of the Company. The details of such compensation are:

•	annual compensation of $15,000;

•	additional annual compensation of $15,000 if the director serves as the Chairman of the Audit Committee; and

•	we may also grant the non-executive directors certain options to purchase our shares, the amount and terms of which shall be determined by the Board of Directors.

The non-executive directors would also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and the Company’s top three most highly compensated officers and (iv) all executive officers and directors as a group as of June 30, 2007.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (4)
Qingtai Liu (3) Chief Executive officer and President Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	Common Stock	7,766,325	41.15%

Yizhao Zhang (3) Chief Financial Officer Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Yongqiang Wang (3) director Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Chris Wenbing Wang (3) director Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Winfred Lee (3) director Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Changxin Li (3) director Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

China Private Equity Partners Co., Limited 15 Church Street, Alpine, NJ 07620	Common Stock	1,537,500	7.9%

Pope Investments LLC 5150 Poplar Avenue, Suite 805, Memphis, TN 38137	Common Stock	3,975,000	19.67%

All executive officers and directors as a group (6) persons)	Common Stock	7,766,325	41.15%

 (1) On May 15, 2007, we entered into the share exchange agreement. Under the share exchange agreement Messrs. Qingtai Liu and Chenghai Du, holders of all the issued and outstanding shares of common stock of Shengtai Holding, Inc. (SHI), exchanged their SHI shares for 8,212,500 and 912,500 newly-issued shares of the Company’s common stock (representing approximately 91% of the issued and outstanding shares then outstanding). The share exchange closed on May 15, 2007. Mr. Qingtai Liu entered into an agreement dated May 8, 2006 with certain foreign finders and Hickey Turner Capital, Inc. in which Mr. Liu agreed to transfer 446,175 shares of the our common stock for the benefit of the foreign finders and Hickey Turner Capital, Inc. and/or its designees for consulting services.   In addition to transferring these shares, on May 15, 2007, he also transferred an aggregate of 776,600 shares to his wife and minor child equally on the same date (which shares are deemed to be beneficially owned by Mr. Liu).

 (2) On May 15, 2007, we entered into and closed on a share purchase agreement. Under the share purchase agreement, certain investors purchased for $2.00 per share (or a total of $17,500,000) an aggregate of 8,750,000 shares of common stock and 4,375,000 attached five year warrants.

(3) Messrs. Qingtai Liu and Yongqiang Wang were appointed directors of the Company on May 15, 2007. Mr. Zhang was appointed as our Chief Financial Officer in May 2007. Messrs. Wang, Li and Lee were appointed directors of the Company on June 22, 2007.

 (4) Based on 18,875,000 shares of common stock issued and outstanding on June 30, 2007. In addition, in determining the percent of common stock owned by a person on June 30, 2007, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on June 30, 2007, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd on September 16, 2003 and formed Changle Shengshi Redian Co., Ltd (“Changle Shengshi”). Changle Shengshi was incorporated at Weifang City, Shandong Province, People’s Republic of China. Changle Shengshi’s principal activity is to produce and sells electricity and heat.

Weifang Shengtai owned a 30% interest in Changle Shengshi as of June 30, 2004. On April 12, 2005, its percentage ownership in Changle Shengshi was diluted from 30% to 20% due to an additional investment into Changle Shengshi from another party. Changle Shengshi has a registered capital of approximately $10,800,000. Weifang Shengtai invested approximately $2,200,000 towards its registered capital, which accounts for a 20% share of Changle Shengshi’s stock. As of June 30, 2007, total investment of approximately $2,675,678 represents 20% of Changle Shengshi’s paid-in capital, which includes earnings on equity investment.

As an investor and shareholder of Changle Shengshi, Weifang Shengtai enjoys a preferential discount of 19.7% off the market price of electricity supplied by the plant to Weifang Shengtai. The intercompany profits were eliminated on our financial statements.

Weifang Shengtai had a total of $858,881, $348,366 and $97,488 of accounts payable to Changle Shengshi at June 30, 2007, 2006 and 2005, respectively. The utilities expenses amounted to $4,958,249, $1,705,675 and $581,338, for the years ending June 30, 2007, 2006 and 2005, respectively.

The Company loaned money to Changle Shengshi and entered into two loan contracts as follows:

	June 30, 2007	June 30, 2006
Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$657,500	$-

Due on September 14, 2009, unsecured, 7.6% interest rate per annum	394,500	-
Total	$1,052,000	$-

The Company also loaned money to Changle Shengshi in June 2007, for temporary cash flow needs. This transaction is recurring in nature. The Company does not charge interest on these receivables and it is due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. This balance was repaid by Changle Shengshi in July 2007.

“Shougang Shengtai” was contractually managed by Mr. Qingtai Liu, who was also a 40% stockholder of Shougang Shengtai. Shougang Shengtai provided raw materials, namely cornstarch and cornstarch slurry to Weifang Shengtai at market prices. It ceased operations in early calendar 2007.

    Previously Shougang Shengtai provided raw materials, namely cornstarch and cornstarch slurry to Weifang Shengtai at market prices. It ceased operations in early calendar 2007. Weifang Shengtai had $0, $1,378,133 and $1,625,608 of prepayments to Shouguang Shengtai at June 30, 2007, 2006 and 2005, respectively. Total related party purchases for the years ending June 30, 2007, 2006 and 2005 amounted to $7,652,465 , $15,963,415, and $13,794,612, respectively.

On June 20, 2006, pursuant to a shareholders’ resolution, Bio-One Corporation, (“Bio-One”) and Mr. Qingtai Liu, the original shareholder of Weifang Shengtai agreed to transfer their collective 100% ownership in Weifang Shengtai to Shengtai Holding Inc. (“SHI”).

Mr. Qingtai Liu sold his 49% stock equity in Weifang Shengtai for approximately RMB 15 million (approximately $1.92 million). Bio-One sold its 51% stock equity in Weifang Shengtai for $1,000,000 as well as a return of $4,180,000 worth preferred stock of Bio-One. In accordance with laws governing foreign acquisitions of a PRC registered company, the remaining balance of $1,925,996, being the amount due from SHI is required to be made within 1 year from the date of issuance of the business license. As of June 30, 2007, this requirement has been met by SHI.

As of June 30, 2006, SHI owed Mr. Qingtai Liu $1,925,996 in connection with the SHI’s purchase of his 49% interest in Weifang Shengtai. This amount is unsecured and non-interest bearing. As of June 30, 2007, the amount owed to Mr. Qingtai Liu has been repaid. In connection to this transaction and the 17.95% ownership interest transfer transaction from the 37 Chinese original shareholders of Weifang Shengtai (“Original Shareholders”) to Mr. Qingtai Liu on April 19, 2006, Mr. Qingtai Liu has assumed the liabilities of the Original Shareholders’ capital contribution and is entitled to contribute this amount as capital contribution to the Company. As of June 30, 2007, the remaining balance to be contributed by Mr. Qingtai Liu amounted to $1,229,625. This balance will be repaid in form of cash or operating assets by December 31, 2007.

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our current principal accountants, Moore Stephens Wurth Frazer and Torbet, LLP for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

Fiscal 2007 (3)
Audit Fees (1)	$145,000
Audit-Related Fees	—
Tax Fees (2)	—
All Other Fees	—
Total	—

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

(3)
In our Annual Report on Form 10-KSB filed on March 27, 2007, we reported that our Board of Directors, pursuant to our Bylaws, approved a change in our fiscal year end from December 31 to June 30. Disclosure of the fees billed by our current accountants, Moore Stephens Wurth Frazer and Torbet, LLP is for the fiscal year ended June 30, 2007.

Aggregate fees billed by our previous principal accountants, Mantyla McRoberts LLC, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	Fiscal 2006 (3)	Fiscal 2005(3)
Audit Fees (1)	$10,792	$7,187
Audit-Related Fees	—	—
Tax Fees (2)	$250	$381
All Other Fees	—	$463
Total	$11,042	$8031

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

(3)
In our Annual Report on Form 10-KSB filed on March 27, 2007, we reported that our Board of Directors, pursuant to our Bylaws, approved a change in our fiscal year end from December 31 to June 30. Disclosure of the fees billed by our ex accountants, Mantyla McRoberts LLC is for the fiscal years ended December 31, 2006 and 2005.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence . Our Audit Committee’s Chairman is Mr. Chris Wang and the other members are Changxin Li and Winfred Li. Our Audit Committee reviews and recommends to our Board of Directors for approval audit and permissible non-audit services performed by Moore Stephens Wurth Frazer and Torbet, LLP as well as fees charged by them for such services. Previously when we did not have an Audit Committee, our Board of Directors carried out this function.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

(1)	Report of Independent Registered Public Accounting Firm

(2)	Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Filing Date/period End Date	Filed - Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	Form 10-SB	September 26, 2006

3.2	By Laws	Form 10-SB	September 26, 2006

4.1	Form of Warrants to Investors	Form 8-K	May 21, 2007

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc.	Form 8-K	May 21, 2007

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers	Form 8-K	May 21, 2007

16.1	Letter dated May 17, 2007 from West Coast Car Company to Mantyla McRobers LLC	Form 8-K	May 21, 2007

16.2	Letter dated May 23, 2007 from Mantyla McReynolds LLC to the Securities and Exchange Commission	Form 8-K/A	May 24, 2007

21.1	List of Subsidiaries	Form 8-K	May 21, 2007

99.1	Press release dated May 21, 2007 issued by West Coast Car Company	Form 8-K	May 21, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

SHENGTAI PHARMACEUTICAL, INC.
(Registrant)

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Qingtai Liu Qingtai Liu	Chief Executive Officer (Principal Executive Officer)	September 28, 2007

/s/ Yizhao Zhang Yizhao Zhang	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2007

/s/ Yongqiang Wang Yongqiang Wang	Director	September 28, 2007

/s/ Chris Wang Chris Wang	Director	September 28, 2007

/s/ Chanxin Li Changxin Li	Director	September 28, 2007

s/ Winfred Li Winfred Li	Director	September 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Shengtai Pharmaceutical Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shengtai Pharmaceutical Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengtai Pharmaceutical Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut California
September 26, 2007

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$6,420,439	$502,457
Restricted cash	5,628,500	3,881,200
Accounts receivable, net of allowance for doubtful accounts of
$431,178 and $357,970 as of
June 30, 2007 and 2006, respectively	5,779,967	3,531,810
Notes receivable	984,675	358,920
Other receivables	3,484,484	369,884
Other receivables - related parties	2,491,656	-
Other receivables - shareholder	1,229,625	-
Loan to related party	657,500	-
Inventories	4,449,267	1,895,878
Prepayments	140,376	231,352
Prepayments - related party	-	1,378,133
Total current assets	31,266,489	12,149,634

PLANT AND EQUIPMENT, net	30,178,074	14,562,974

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	2,675,678	2,245,086
Loan to related party - non-current	394,500	-
Prepayments - non-current	7,429,371	1,166,998
Intangible assets - land use right, net of accumulated amortization	1,816,021	1,146,765
Total other assets	12,315,570	4,558,849

Total assets	$73,760,133	$31,271,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,807,997	$1,582,812
Accounts payable - related party	949,992	348,366
Notes payable - banks	8,942,000	7,011,200
Short term loans	18,870,250	8,576,200
Investment payable	-	888,920
Accrued liabilities	229,643	92,862
Other payable	1,526,903	256,291
Employee loans	596,516	640,667
Employee loan - officer	-	93,149
Third party loan	318,274	57,319
Dividends payable	-	389,216
Customer deposit	796,228	276,609
Long term liabilities - current maturities	381,350	876,400
Payable - officer	-	1,925,996
Taxes payable	2,048,932	596,420
Total current liabilities	38,468,085	23,612,427

LONG TERM LIABILITIES
Other payable - non-current	3,661,472	-
Long term loans	-	1,001,600
Total long term liabilities	3,661,472	1,001,600

Total liabilities	42,129,557	24,614,027

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,875,000, and 10,125,000 shares issued and
outstanding as of June 30, 2007 and 2006, respectively	18,875	10,125
Paid-in capital	19,163,549	3,915,871
Capital contribution receivable	-	(1,925,996)
Statutory reserves	1,735,484	1,001,088
Retained earnings	9,885,670	3,470,940
Accumulated other comprehensive income	826,998	185,402
Total shareholders' equity	31,630,576	6,657,430

Total liabilities and shareholders' equity	$73,760,133	$31,271,457

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
SALES REVENUE	$51,706,215	$36,029,179	$24,860,399

COST OF SALES	39,527,662	27,568,092	19,557,743

GROSS PROFIT	12,178,553	8,461,087	5,302,656

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,674,679	3,831,778	3,242,330

INCOME FROM OPERATIONS	7,503,874	4,629,309	2,060,326

OTHER (EXPENSE) INCOME:
Earnings (loss) on equity investment	131,420	41,635	(69,345)
Other income	121,798	181,874	205,162
Gain from sales of land use right	1,647,833	-	-
Other expense	(225,898)	(214,641)	(1,683)
Interest expense and other charges	(1,270,418)	(555,572)	(606,539)
Interest income	119,353	128,306	27,236
Other income (expense), net	524,088	(418,398)	(445,169)

INCOME BEFORE PROVISION FOR INCOME TAXES	8,027,962	4,210,911	1,615,157

PROVISION FOR INCOME TAXES	878,836	-	-

NET INCOME	7,149,126	4,210,911	1,615,157

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	641,596	185,402	-

COMPREHENSIVE INCOME	$7,790,722	$4,396,313	$1,615,157

Earning per share - basic	$0.64	$0.42	$0.16

Earning per share - diluted	$0.62	$0.42	$0.16

Weighted average number of shares outstanding - basic	11,251,712	10,125,000	10,125,000

Weighted average number of shares outstanding - diluted	11,477,545	10,125,000	10,125,000

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Common stock			Capital	Retained earnings		Accumulated other
	Shares	Par value	Paid-in capital	contribution receivable	Statutory reserves	Unrestricted	comprehensive income	Totals
BALANCE, June 30, 2004	10,125,000	$10,125	$3,915,871	$(3,069,645)	$142,559	$503,531	$-	$1,502,441

Dividends declared						(1,000,065)		(1,000,065)
Capital contribution received				1,143,649				1,143,649
Net income						1,615,157		1,615,157
Adjustment to statutory reserve					242,273	(242,273)		-

BALANCE, June 30, 2005	10,125,000	$10,125	$3,915,871	$(1,925,996)	$384,832	$876,350	$-	$3,261,182

Dividends declared						(1,000,065)		(1,000,065)
Net income						4,210,911		4,210,911
Adjustment to statutory reserve					616,256	(616,256)		-
Foreign currency translation adjustments							185,402	185,402

BALANCE, June 30, 2006	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$3,470,940	$185,402	$6,657,430

Issuance of common stock	8,750,000	8,750	15,247,678					15,256,428
Capital contribution received				1,925,996				1,925,996
Net income						7,149,126		7,149,126
Adjustment to statutory reserve					734,396	(734,396)		-
Foreign currency translation adjustments							641,596	641,596

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$-	$1,735,484	$9,885,670	$826,998	$31,630,576

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,149,126	$4,210,911	$1,615,157
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	2,239,157	1,478,734	1,332,533
Amortization	42,644	41,454	39,258
Allowance for bad debts	271,602	114,780	39,514
Loss on building disposal	186,470	-	-
Gain on disposal of land use right	(1,647,833)	-	-
(Earnings) loss on equity investment	(131,420)	(41,635)	69,345
Change in assets and liabilities:
Accounts receivable	(2,288,351)	(261,286)	(1,548,602)
Notes receivable	(591,936)	(126,992)	(44,307)
Other receivables	(1,082,008)	1,567	(152,818)
Other receivables - related party	(2,427,043)	-	-
Other receivables - shareholder	(366,185)	-	-
Inventories	(2,394,250)	173,225	(879,841)
Prepayments	99,957	(28,710)	377,245
Prepayments - related party	1,409,944	301,037	(562,560)
Accounts payable	1,773,031	176,458	10,660
Accounts payable - related party	390,986	200,660	102,260
Accrued liabilities	130,238	(65,014)	(28,497)
Other payable	410,174	166,860	(62,102)
Customer deposit	492,586	201,045	16,292
Taxes payable	1,385,613	(14,792)	382,665
Net cash provided by operating activities	5,052,502	6,528,302	706,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity investment	(909,439)	(124,020)	(453,750)
Purchase plant and equipment	(731,295)	(418,498)	(363,660)
Additions to construction in progress	(10,308,985)	(5,814,096)	(2,575,510)
Acquisition of land use right	(949,900)	-	-
Purchase of software program	(1,281)	-	-
Advance on plant and equipment purchase	(7,225,790)	(1,155,999)	-
Loan to related party	(1,024,720)	-	-
Net cash used in investing activities	(21,151,410)	(7,512,613)	(3,392,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(1,524,720)	(279,045)	(1,663,750)
Borrowings on notes payable - banks	8,710,120	12,201,088	7,132,950
Payments on notes payable - banks	(7,173,040)	(10,743,853)	(3,835,700)
Borrowings on short term loans	24,785,415	8,979,048	7,683,500
Payments on short term loans	(15,178,665)	(8,358,948)	(7,435,390)
Borrowings on employee loans	384,224	431,111	117,734
Payments on employee loans	(458,632)	(113,060)	(84,255)
Borrowings on employee loan - officer	1,281	-	-
Payments on employee loan - officer	(96,580)	-	-
Borrowings on third party loan	251,378	57,319	-
Borrowings on long term loans	-	992,160	-
Payments on long term loans	(1,549,889)	(868,140)	(726,000)
Cash proceeds from issuance of common stock	15,256,428	-	1,143,649
Payments of amounts due officer	(1,925,996)	-	-
Proceeds from capital contribution receivable	696,371	-	-
Dividend paid to shareholders	-	(1,664,503)	-
Net cash provided by financing activities	22,177,695	633,177	2,332,738

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(160,805)	25,408	-

INCREASE (DECREASE) IN CASH	5,917,982	(325,726)	(353,980)

CASH, beginning of year	502,457	828,183	1,182,163
CASH, end of year	$6,420,439	$502,457	$828,183

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical Inc, (the “Company”), formerly known as West Coast Car Company was incorporated in March 2004 in the State of Delaware as West Coast Car Company. In the State of California, the Company has operated as West Coast Car Company d/b/a So Cal Car Company. The Company operated as a “traditional” pre-owned dealership, whereby it sought out vehicles from various sources, and then sell the vehicles to the general public. Starting from 2007, the Company changed its business to acquiring, or merging with, an operating business.

On May 15, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of Shengtai Holding Inc. (“SHI”). Pursuant to the Share Exchange Agreement, Qingtai Liu and Chenghai Du, shareholders of all the issued and outstanding shares of common stock of SHI, exchanged all SHI’s common stock for 9,125,000 newly-issued shares of the Company. As a result of the Share Exchange Agreement and the Share Purchase Agreement, the Company acquired all of the outstanding capital stock of SHI. Because SHI owns 100% of Weifang Shengtai Pharmaceutical Co., Ltd (hereinafter known as “Weifang Shengtai”), Weifang Shengtai is now an indirect wholly-owned subsidiary of the Company. For accounting purposes, the acquisition of SHI has been treated as a recapitalization of SHI with SHI as the acquirer. The historical financial statements prior to May 15, 2007 are those of SHI.

In addition, on May 15, 2007, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with nineteen accredited investors (the “Purchasers”). Pursuant to the Share Purchase agreement, the Purchasers purchased from the Company an aggregate of 8,750,000 shares of common stock and 4,375,000 attached warrants for $2.00 per share (or an aggregate purchase price of $17,500,000) and for total net proceeds of $15,256,428. The exercise price of the warrants $2.60 per share and the term of the warrants is five years.

In conjunction with this Share Purchase Agreement, Mr. Qingtai Liu, the controlling stockholder and chief executive officer, placed an aggregate 5,000,000 shares of common stock in an escrow account held with Tri-State Title & Escrow, LLC upon closing of the Share Purchase Agreement. Pursuant to the Share Purchase Agreement, one half of the escrowed shares are to be released to the Purchasers on a pro-rated basis if the audited consolidated financial statements of the Company prepared in accordance with US generally accepted accounting principles (GAAP) do not reflect at least after-tax net income of at least $7,000,000 or fully diluted earnings per share of $0.33 for the fiscal year ended June 30, 2007; and if the audited consolidated financial statements of the Company prepared in accordance with US GAAP do not reflect at least an after-tax net income of $9,000,000 or fully diluted earnings per share of $0.43 for the fiscal year ending June 30, 2008, the second half of the escrow shares will be distributed on a pro-rated basis to the Purchasers. The Company determined that the threshold for the year ended June 30, 2007 has been met.

SHI was incorporated in the state of New Jersey on February 27, 2006. The Company, through its Chinese subsidiary, Weifang Shengtai, manufactures and distributes raw drug materials (glucose, dehydrate glucose) and drug supplements (starch, dextrin, polyacrylic acid resin).

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Weifang Shengtai was established in Changle County, Weifang City, Shandong Province, People’s Republic of China on February 4, 1999. Mr. Qingtai Liu and his management team were the original shareholders.

On December 25, 2003, Bio-One Corporation (referred to as “Bio-One”), a Nevada corporation signed a joint venture agreement with Weifang Shengtai. Pursuant to the Joint Venture Agreement, Bio-One acquired a 51% interest in Weifang Shengtai for a cash payment $2,000,000 to fund its share of the registered capital and 2,090,000 shares of Bio-One’s Series A preferred stock to the former shareholders of Weifang Shengtai. The business term was for 20 years with registered capital of $3,920,000. Bio-One paid its $2,000,000 contribution in 2004. The original shareholders contributed a total of $1,920,000 between 1999 and 2004.

On April 19, 2006, pursuant to a shareholders’ resolution, 37 Chinese shareholders of Weifang Shengtai transferred their 17.95% interest in the company to Mr. Qingtai Liu for RMB 5,628,880 ($703,610). On June 3, 2006, the equity exchange was approved by the local branch of the Ministry of Commerce (MOC) in Weifang.

On June 20, 2006, SHI signed an agreement to acquire a 100% ownership in Weifang Shengtai from Bio-One Corporation which owned a 51% interest in Weifang Shengtai and Mr. Qingtai Liu who owned the remaining 49% interest. Mr. Qingtai Liu, who is one of the founding shareholders of Weifang Shengtai, sold his 49% interest in Weifang Shengtai to SHI for RMB 15 million (approximately $1,925,996), this amount is paid in May 2007. Bio-One sold its 51% interest in Weifang Shengtai to SHI for $1,000,000 in cash and the return of 4,180,000 Series A preferred shares of Bio-One owned by Mr. Qingtai Liu. Weifang Shengtai became a wholly foreign owned entity or “WFOE” and obtained the approval of the local branch of the Ministry of Commerce (MOC) in the City of Weifang on June 21, 2006. The business term is 20 years starting on February 10, 2004 when Bio-One acquired its 51% in Weifang Shengtai. The registered capital is RMB 32 million (approximately $3.92 million). In accordance with laws governing foreign acquisitions of a Chinese registered company, SHI will be required to contribute $1,925,996 which required to be made within 1 year from the date of approval of the business license. As of June 30, 2007, this requirement has been met by SHI. As a result of this transaction, SHI exercised control over Weifang Shengtai.

On May 26, 2007, Weifang Shengtai increased its registered capital from $3,920,000 to $15,000,000. The additional $1,108,000 registered capital was contributed by SHI in May and June of 2007. This transaction was approved by the local branch of the MOC in the City of Weifang and the Company obtained a new business license on July 16, 2007.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical Inc. and Subsidiaries reflect the activities of the parent and its wholly owned subsidiaries SHI and Weifang Shengtai. The purchase of SHI has been accounted for as a reverse acquisition and a recapitalization. The assets and liabilities of SHI were transferred at historical cost under the equity structure of the Company due to the reverse acquisition on May 15, 2007. The consolidated financial statements have been presented as if the acquisition occurred at June 30, 2004.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $826,998 and $185,402 as of June 30, 2007 and 2006, respectively. Assets and liabilities were translated at 7.60 RMB and 7.99 RMB to $1.00 USD at June 30, 2007 and 2006, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the years ended June 30, 2007, 2006 and 2005 were 7.81 RMB, 8.06 RMB and 8.26 RMB to $1.00 USD. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product and certain freight expenses.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $1,927,118, $1,980,055, and $1,494,435, respectively, for the years ended June 30, 2007, 2006 and 2005.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates potential losses on outstanding receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, notes receivable, other receivables, prepayments, accounts payable, other payable, accrued liabilities, customer deposits, tax payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and the United States of America. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Total cash (including restricted cash balances) in banks at June 30, 2007 and 2006 amounted to $12,129,924 and $4,580,468, respectively of which $100,000 of the 2007 balance is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Net income for earnings per share	$7,149,126	$4,210,911	$1,615,157

Weighted average shares used in basic computation	11,251,712	10,125,000	10,125,000
Diluted effect of warrants	225,833	-	-
Weighted average shares used in diluted computation	11,477,545	10,125,000	10,125,000

Earnings per share:
Basic	$0.64	$0.42	$0.16
Diluted	$0.62	$0.42	$0.16

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

At June 30, 2007, all outstanding warrants were included in the year ended June 30, 2007 calculation of diluted earnings per share.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $5,628,500 and $3,881,200 as of June 30, 2007 and 2006, respectively.

Under the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed until certain criteria are met. As of June 30, 2007, the amount not disbursed was $500,000 and this balance is classified under other receivables in the Company’s consolidated balance sheets.

Accounts receivable

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable, outstanding at June 30, 2007 and 2006 amounted to $6,211,145 and $3,889,780, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified.

The activity in the allowance for doubtful accounts for trade accounts receivable for the periods ended June 30, 2007 and 2006 is as follows:

	June 30,	June 30,
	2007	2006
Beginning allowance for doubtful accounts	$357,970	$233,976
Additions charged to bad debt expense	271,602	114,780
Write-off charged against the allowance	(217,838)	-
Foreign currency translation adjustments	19,444	9,214
Ending allowance for doubtful accounts	$431,178	$357,970

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Concentrations of credit risk

The credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. The Company has never experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts, either in the People’s Republic of China or in the United States.

Our financial instruments that potentially expose us to concentrations of credit risk are primarily our trade accounts receivable. We conduct credit evaluations of our customers but generally have not required collateral or other security interests from our customers when we grant them credit. We make a provision for estimated uncollectible accounts based primarily on the age of the receivables but also when we identify potential payment problems with specific customers. For the reporting period, the top ten customers account for 29.3% for our total sales. We have not had significant collections issues for receivables generated from sales of our products.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the oversea customers may default on settlement.

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consists of the following:

	June 30,	June 30,
	2007	2006
Raw materials	$2,297,901	$92,478
Work-in-progress	1,130,900	938,283
Finished goods	1,020,466	865,117
Total	$4,449,267	$1,895,878

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of June 30, 2007 and 2006, the Company has determined that no reserves are necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. Depreciation expense for the years ended June 30, 2007, 2006 and 2005 amounted to $2,239,157, $1,478,734 and 1,332,533, respectively.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Estimated useful lives of the assets are as follows:

	Estimated	Useful Life
Buildings	5-20	years
Machinery and equipment	5-10	years
Automobile facilities	5-10	years
Electronic equipment	5-7	years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets of the Company are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consists of the following:

	June 30,	June 30,
	2007	2006
Buildings	$5,272,190	$3,433,689
Machinery and equipment	22,257,978	8,901,528
Automobile facilities	487,319	242,435
Electronic equipment	307,391	183,433
Construction in progress	9,055,482	7,256,042
Total	37,380,360	20,017,127
Accumulated depreciation	7,202,286	5,454,153
Total	$30,178,074	$14,562,974

Interest costs totaling $759,372 and $189,904 was capitalized into construction in progress for the years ended June 30, 2007 and 2006, respectively.

Investment in Changle Shengshi Redian Co., Ltd.

The Company entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd on September 16, 2003 and formed Changle Shengshi Redian Co., Ltd (“Changle Shengshi”). Changle Shengshi was incorporated in Weifang City, Shandong Province, People’s Republic of China. Changle Shengshi’s principal activity is to produce and sell electricity and heat.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

On April 12, 2005, the Company’s ownership percentage in Changle Shengshi was diluted from 30% to 20% as a result of an additional investment to Changle Shengshi by another party. The Company accounts for this investment under the equity method. Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses, additional contributions made and distributions received and amortization of basis differences. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Summarized financial information of Changle Shengshi is as follows:

	June 30,	June 30,
	2007	2006
Current assets	$8,065,168	$6,809,428
Non-current assets	23,027,549	16,191,704
Total assets	31,092,717	23,001,132

Current liabilities	14,137,526	6,266,901
Non-current liabilities	3,576,800	5,508,800
Shareholders' equity	13,378,391	11,225,431
Total liabilities and shareholders' equity	$31,092,717	$23,001,132

Summarized financial information of Changle Shengshi for the years is as follows:

	June 30,	June 30,	June 30,
	2007	2006	2005
Net sales	$17,366,341	$7,622,505	$1,906,861
Gross profit	$3,586,157	$1,249,000	$(110,418)
Income before taxes	$2,308,837	$431,747	$(370,586)
Net income	$1,546,921	$430,682	$(370,586)

Company share of income	$309,384	$86,136	$(74,117)
Elimination of intercompany profit	177,964	44,501	(4,772)
Company's share of net income	$131,420	$41,635	$(69,345)

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has purchased land use rights from March 2000 to December 2003 in succession for a total price of approximately $1,295,959. The Company has obtained another land use right in June 2007 for a price of $949,900. The Company has the right to use various parcels of land that range from 20 to 50 years in length. The Company amortizes the cost of the land use rights over their useful life using the straight-line method. At June 30, 2007 and 2006, accumulated amortization amounted to $96,299 and $194,178, respectively.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

On June 30, 2007 the Company sold land use right at an auction due to relocation in one of the Company’s manufacturing plant. The net book value of the land use right sold amounted to $306,984. The gross proceeds from the sales of the land use right was $1,998,685. This balance has not been received as of June 30, 2007 and this balance is classified under other receivables in the Company’s consolidated balance sheets.

Intangible assets of the Company are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the years ended June 30, 2007, 2006 and 2005 amounted to $42,644, $41,454 and $39,258 respectively.

Income taxes

The Company reports income taxes under SFAS 109 which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and 2006.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current ax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $7,453,346 and $6,991,599 for the year ended June 30, 2007, $5,571,553 and $4,545,708 for the year ended June 30, 2006, and $3,773,090 and $3,589,025 for the year ended June 30, 2005, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Guarantees

From time to time, the Company guarantees the debt of others. Pursuant to Financial Accounting Standards Board Interpretation 45, “Guarantor’s Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the Company records guarantees at the fair value of the expected future payments. Management estimates they will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies (See note 10).

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted Interpretation No. 48 on January 1, 2007. See income taxes section above for details.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the years ended June 30, 2007, 2006 and 2005 amounted to $125,782, $0 and $0, respectively.

Interest paid for the years ended June 30, 2007, 2006 and 2005 amounted to $1,820,918, $613,288 and $586,480, respectively.

Non-cash investing and financing activity

During the year ended June 30, 2007, the Company acquired plant and equipment and construction in progress through non-current prepayment and accounts payables. Total plant and equipment and construction in progress acquired in the year ended June 30, 2007 not purchased by cash amounted to $4,498,494.

During 2006, the Company used $999,106 of amounts due from Mr. Qingtai Liu to offset total dividends and other payables due him.

Note 4 - Related party transactions

For business convenience, the Company purchases starch from Shouguang Shengtai Starch Co. Ltd. (“Shouguang Shengtai”), of which Mr. Qingtai Liu, the Company’s chief executive officer, owns 40%. The Company had $1,378,133 of prepayments to Shouguang Shengtai at June 30, 2006. Since the Company initiated production of starch, no more purchases were made from Shouguang Shengtai. Prepayment balance is reclassified to other receivable - related party as the balance is to be refunded. Balance as of June 30, 2007 was $992,449. Total related party purchases from Shouguang Shengtai for the years ended June 30, 2007, 2006 and 2005 amounted to $7,652,465 and $15,963,415 and $13,794,612, respectively, which represents approximately 22%, 77% and 81% of the Company’s purchase of raw materials for the years ended June 30, 2007, 2006 and 2005, respectively.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

As of June 30, 2006, the Company owed Mr. Qingtai Liu $1,925,996 in connection with the Company’s purchase of his 49% interest in Weifang Shengtai as described in note 1. This amount is unsecured and non-interest bearing. As of June 30, 2007 the amount owed to Mr. Qingtai Liu has been repaid. In connection to this transaction and the 17.95% ownership interest transfer transaction from the 37 Chinese original shareholders of Weifang Shengtai (“Original Shareholders”) to Mr. Qingtai Liu on April 19, 2006, Mr. Qingtai Liu has assumed the liabilities of the Original Shareholders’ capital contribution and is entitled to contribute this amount as capital contribution to the Company. As of June 30, 2007, the remaining balance to be contributed by Mr. Qingtai Liu amounted to $1,229,625. This balance will be repaid in form of cash or operating assets by December 31, 2007.

The Company’s utilities are partially provided by Changle Shengshi, a related party, as described in Note 2 under the caption “Investment in Changle Shengshi Redian Co., Ltd”. The Company had a total of $949,992 and $348,366 of accounts payable due to Changle Shengshi at June 30, 2007 and 2006, respectively. The utilities expense amounted to $4,958,249, $1,705,675 and $581,338 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company loaned money to Changle Shengshi and entered into two loan contracts as follows:

	June 30, 2007	June 30, 2006
Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$657,500	$-

Due on September 14, 2009, unsecured, 7.6% interest rate per annum	394,500	-
Total	$1,052,000	$-

The Company also loaned money to Changle Shengshi in June 2007, for temporary cash flow needs. This transaction is recurring in nature. The Company does not charge interest on these receivables and it is due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. This balance was repaid by Changle Shengshi in July 2007.

Note 5 - Prepayments

Prepayments represent partial payments or deposits on inventory purchases and amounted to $140,376 and $231,352 as of June 30, 2007 and 2006, respectively.

Prepayments - non-current represent partial payments or deposits on plant and equipment purchases and amounted to $7,429,371 and $1,166,998 as of June 30, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	June 30, 2007	June 30, 2006
Loan from Bank of China, due varoius dates from July 2007 to June 2008. Monthly interest only payments ranging from 7.3125% to 7.668% per annum, guaranteed by unrelated third party and secured by properties	$10,993,400	$6,710,720

Loan from Industrial and Commercial Bank of China, due various dates from July 2007 to March 2008 monthly interest only payments ranging from 6.120% to 8.307% per annum, guaranteed by unrelated third party and secured by properties	3,945,000	1,252,000

Loan from Agriculture Bank of China, due various dates from November to December of 2007. Monthly interest only payments raging from 7.956% to 8.568%per annum, guaranteed by unrelated third party and secured by and properties	1,959,350	613,480

Loan from Communication Bank, due July 2007. Monthly interest only payments 7.2% per annum, guaranteed by unrelated third party	1,972,500	-

Total	$18,870,250	$8,576,200

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	June 30, 2007	June 30, 2006
Bank of China, various amounts, due dates from September to October 2007, restricted cash required 50% of loan amount, guaranteed by unrelated third party	$4,997,000	$5,759,200

Industrial and Commercial Bank of China, various amounts, various due dates from July to August 2007, restricted cash required 50% of loan amount, guaranteed by unrelated third party	3,945,000	1,252,000

Total	$8,942,000	$7,011,200

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Employee loans

The Company has borrowed monies from certain employees to fund the Company’s operations. The loans bear interest at 7.2% and the principal is due upon demand. Employee loans amounted to $596,516 and $640,667 as of June 30, 2007 and 2006, respectively.

Employee loan - officer

The chief executive officer, Mr. Liu, Qingtai, loaned money to the Company’s operations. The loans bear interest at 7.2% and the principal is due upon demand. Employee loan - officer amounted to $0 and $93,149 as of June 30, 2007 and 2006, respectively.

Third party loan

The Company borrowed money from an unrelated individual for use in operations. The loan bears 7.2% interest and the principal is due upon demand. Balance of the loan as of June 30, 2007 and 2006 amounted to $318,274 and $57,319, respectively.

Long term loans

Long term loans represent amounts due to various banks and other outside parties which are normally due on demand after one year. The Company had a total of $0 and $1,001,600 of total long term loans, net of current maturities and consisted of the following:

	June 30, 2007	June 30, 2006
Bank of China, Chang Le Branch, secured by land use right, building, equipment and unrelated third parties interest at 6.138% per annum, due September 2006	$-	$876,400

Agricultural Credit Union, interest at 7.84% per annum, due May 2008	381,350	363,080

San Dong Energy Saving Project Inc., interest at 10.0% per annum, due March 2009	-	638,520

Total	381,350	1,878,000
Less current maturities	(381,350)	(876,400)
Total	$-	$1,001,600

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Current maturities for the next five years are follows:

Amount
June 30, 2008	$381,350
Thereafter	$-

Total interest expense (net of capitalized interest) for the years ended June 30, 2007, 2006 and 2005 on all debt amounted to $1,270,418, $555,572 and $606,539, respectively. Interest capitalized into construction in progress totaled $759,372, $189,904 and $59,669 for the years ended June 30, 2007, 2006 and 2005, respectively.

Note 7 - Investment payable

Investment payable represents additional capital that the Company is required to contribute into its equity investment, Changle Shengshi. The investment payable amounted to $0 and $888,920 at June 30, 2007 and 2006, respectively.

Note 8 - Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIE's scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the Company was granted by the state government for benefit of income tax exemption in first 2 years from September 2004 to August 2006 and 50% exemption for the third to fifth years from September 2006 to August 2008. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered a special income tax rate of 24% for the company. With the approval of the local government, the Company is subject to income tax at a reduced rate of 12% from September 2006 to August 2008 after the two-year 24% exemption for income taxes until its exemption and reduction periods expire in August 2008.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiary, Weifang Shengtai, was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company can not determined what the new tax rate will be applicable to the Company after the end of their respective tax holiday terms.

During the years ended June 30, 2007, 2006 and 2005, there was $878,836, $0 and $0, respectively, provision for income taxes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2007	2006	2005
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)	(34.0)
China income taxes	33.0	33.0	33.0
China income tax exemption	(21.0)	(33.0)	(33.0)
Total provision for income taxes	12.0%	-%	-%

The estimated tax savings due to the tax exemption for the years ended June 30, 2007, 2006 and 2005 amounted to $1,537,963, $1,389,601 and $533,002, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the years ended June 30, 2007, 2006 and 2005 by $0.13, $0.14 and $0.05, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the years ended June 30, 2007, 2006 and 2005 by $0.13, $0.14 and $0.05, respectively.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Taxes payable

Taxes payable consisted of the following:

	June 30,	June 30,
	2007	2006
VAT payable	$1,273,390	$608,602
Individual income tax withheld	1,316	454
Income tax payable (credit)	764,827	(20,586)
Housing property tax payable	7,306	6,956
Others	2,093	994
Total	$2,048,932	$596,420

Note 9 - Dividends

Prior June 30, 2006, the board of directors of Weifang Shengtai approved and declared total dividends of $2,468,400.

The dividends paid or declared by the company to its original shareholders were as follows:

	June 30, 2007	June 30, 2006
Dividends payable, beginning	$389,216	$1,000,065
Dividends declared	-	1,000,065
Dividends paid	(389,216)	(1,664,503)
Foreign currency translation adjustment	-	53,589
Dividends payable, ending	$-	$389,216

Note 10 - Commitments and Contingent liabilities

Guarantees

As of June 30, 2007, the Company has guaranteed the debts of others in the following amounts:

Company	Short Term Bank Loans	Notes Payable	Totals
Chang Le Century Sun Paper Industry Co.	$5,417,800	$2,551,100	$7,968,900
Weifang Yongchang Food Co.	591,750	-	591,750
Total	$6,009,550	$2,551,100	$8,560,650

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 11 - Shareholders’ equity

On May 15, 2007, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with nineteen accredited investors (the “Purchasers”). Pursuant to the Share Purchase agreement, the Purchasers purchased from the Company an aggregate of 8,750,000 shares of common stock and 4,375,000 attached warrants for $2.00 per share (or an aggregate purchase price of $17,500,000) and for total net proceeds of $15,256,428. The exercise price of the warrants $2.60 per share and the term of the warrants is five years. In connection with the offering, the Company paid a placement fee of 12% of the proceeds in cash.

Warrants

Concurrent with the private placement, the Company issued 4,375,000 warrants with an exercise price at $2.60 per share (“Investor Warrants”) to investors. These warrants issued to the new investors have a 5-year term and shall be callable by the Company if the Company’s shares trade at $8.00 for 20 consecutive trading days and underlying shares are registered for resale. The warrants contain a standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization and a change of control transaction.

The Company also issued 218,750 warrants with exercise price at $2.60 (“Placement Agent Warrants”) to Brill Securities, inc., the exclusive placement agent. These warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

In connection with the offering, the Company issued Chinamerica Fund, LP 75,000 warrants and Jeff Jenson 25,000 warrants (collectively as “Lead Investor Warrants”) to compensate the former as lead investor and the latter in assisting in providing the shell of West Coast Car Company. These warrants have the same term as the Investor Warrant except with an exercise price of $0.01 per share.

All Investor Warrants, Placement Agent warrants, and Lead Investor Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outsanding	Exercisable	Price	Contractual Life
Outstanding, June 30, 2006	-	-	-	-
Granted	4,475,000	4,475,000	$2.54	4.88
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.88

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 12 - Statutory reserves

The laws and regulations of the People’s Republic of China required that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund, the common welfare fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2007, 2006 and 2005, the Company transferred $734,396, $616,256 and $242,273, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the years ended June 30, 2007, 2006 and 2005, the Company transferred $0 and $205,419 and $80,758, respectively, to the reserve fund. Effective from January 1, 2006, the common welfare fund reserve is no longer required by the PRC accounting rules and regulations. The balance in this fund at June 30, 2006 was transferred to the surplus reserve fund.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 13 - Retirement benefit plans

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly basic salaries of the current employees. For the years ended June 30, 2007, 2006 and 2005, the Company made pension contributions in the amount of $207,308, $170,533 and $152,096, respectively.

Note 14 - Current vulnerability due to certain concentrations

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 15 - Revenue by geographic area

The following table summarized financial information for the periods ended June 30, 2007, 2006 and 2005 concerning the Company’s revenues based on geographic area:

Revenue	2007	2006	2005
China	$46,607,204	$31,282,456	$22,393,195
International	5,099,011	4,746,723	2,467,204
Total	$51,706,215	$36,029,179	$24,860,399

Note 16 - Subsequent event

In July 2007, the Company began construction of employee dormitory. Construction is expected to be completed in June 2008 .Total amount expected to be spent on the construction is approximately $800,000 to $900,000.

See report of independent registered public accounting firm.