Form 10-Q
period 2007-09-30
Shengtai Pharmaceutical, Inc.
filed 2007-11-14
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________

Commission File Number 0-51312

SHENGTAI PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	54-2155579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CHANGDA ROAD EAST, DEVELOPMENT DISTRICT,
CHANGLE COUNTY, SHANDONG,
PEOPLE’S REPUBLIC OF CHINA 262400
(Address of principal executive offices)

011-86-536-6295728
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filers” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE SSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18, 962,500 shares of Common Stock, $.001 par value, were outstanding as of November 9, 2007

SHENGTAI PHARMACEUTICAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,382,647	$6,420,439
Restricted cash	2,634,400	5,628,500
Accounts receivable, net of allowance for doubtful accounts of $437,408
and $431,178 as of September 30, and June 30, 2007, respectively	6,384,033	5,779,967
Notes receivable	1,854,093	984,675
Other receivables	2,821,218	3,484,484
Other receivables - related parties	1,006,789	2,491,656
Other receivables - shareholder	1,282,378	1,229,625
Loan to related party	667,000	657,500
Inventories	3,729,407	4,449,267
Prepayments	108,250	140,376
Total current assets	21,870,215	31,266,489

PLANT AND EQUIPMENT, net	35,204,072	30,178,074

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	2,990,876	2,675,678
Loan to related party - non-current	400,200	394,500
Prepayments - non-current	7,992,765	7,429,371
Intangible assets - land use right, net of accumulated amortization	2,146,489	1,816,021
Total other assets	13,530,330	12,315,570
Total assets	$70,604,617	$73,760,133
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,195,664	$3,807,997
Accounts payable - related party	1,122,569	949,992
Notes payable - banks	4,268,800	8,942,000
Short term loans	16,394,860	18,870,250
Accrued liabilities	183,695	229,643
Other payable	1,741,194	1,526,903
Employee loans	513,584	596,516
Third party loan	322,872	318,274
Customer deposit	2,008,691	796,228
Long term loan - current maturity	386,860	381,350
Taxes payable	2,726,465	2,048,932
Total current liabilities	32,865,254	38,468,085

LONG TERM LIABILITIES
Other payable - noncurrent	3,411,179	3,661,472
Total long term liabilities	3,411,179	3,661,472
Total liabilities	36,276,433	42,129,557

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,875,000 and 18,875,000 shares issued and outstanding as of
September 30, and June 30, 2007, respectively	18,875	18,875
Paid-in capital	19,163,549	19,163,549
Statutory reserves	1,735,484	1,735,484
Retained earnings	12,138,181	9,885,670
Accumulated other comprehensive income	1,272,095	826,998
Total shareholders' equity	34,328,184	31,630,576
Total liabilities and shareholders' equity	$70,604,617	$73,760,133

The accompanying notes are an integral part of this statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three months ended
	September 30,
	2007	2006
SALES REVENUE	$19,373,069	$10,599,321

COST OF SALES	14,779,032	8,159,877

GROSS PROFIT	4,594,037	2,439,444

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,696,555	971,868

INCOME FROM OPERATIONS	2,897,482	1,467,576

OTHER (EXPENSE) INCOME:
Earnings on equity investment	148,779	4,524
Non-operating income	39,747	58,794
Non-operating expense	(177,349)	-
Interest expense and other charges	(416,464)	(17,415)
Interest income	66,161	27,967
Other income (expense), net	(339,126)	73,870

INCOME BEFORE PROVISION FOR INCOME TAXES	2,558,356	1,541,446

PROVISION FOR INCOME TAXES	305,845	57,415

NET INCOME	2,252,511	1,484,031

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	445,097	106,845

COMPREHENSIVE INCOME	$2,697,608	$1,590,876

EARNINGS PER SHARE
Basic	$0.12	$0.15
Diluted	$0.11	$0.15

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,875,000	10,125,000
Diluted	19,697,359	10,125,000

The accompanying notes are an integral part of this statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock			Capital	Retained earnings		Accumulated other
	Shares	Par value	Paid-in capital	contribution receivable	Statutory reserves	Unrestricted	comprehensive income	Totals

BALANCE, June 30, 2006	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$3,470,940	$185,402	$6,657,430

Net income						1,484,031		1,484,031
Foreign currency translation adjustments							106,845	106,845

BALANCE, September 30, 2006 (Unaudited)	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$4,954,971	$292,247	$8,248,306

Issuance of common stock	8,750,000	8,750	15,247,678					15,256,428
Capital contribution received				1,925,996				1,925,996
Net income						5,665,095		5,665,095
Adjustment to statutory reserve					734,396	(734,396)		-
Foreign currency translation adjustments							534,751	534,751

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$-	$1,735,484	$9,885,670	$826,998	$31,630,576

Net income						2,252,511		2,252,511
Foreign currency translation adjustments							445,097	445,097

BALANCE, September 30, 2007 (Unaudited)	18,875,000	$18,875	$19,163,549	$-	$1,735,484	$12,138,181	$1,272,095	$34,328,184

The accompanying notes are an integral part of this statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,252,511	$1,484,031
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	686,653	354,249
Amortization	11,809	10,502
Allowance for bad debts	-	136,128
Loss on disposal of land use right	5,903	-
Earnings on equity investment	(148,779)	(4,524)
Change in operating assets and liabilities:
Accounts receivable	(516,885)	(436,640)
Notes receivable	(860,590)	(375,932)
Other receivables	479,437	(129,626)
Other receivables - related party	1,510,151	-
Other receivables - shareholder	(34,668)	-
Inventories	778,620	(283,529)
Prepayments	33,913	(458,101)
Prepayments - related party	-	(437,828)
Accounts payable	(1,529,592)	267,953
Accounts payable - related party	31,921	(195,129)
Accrued liabilities	(77,963)	88,400
Other payable	(110,003)	65,193
Customer deposit	1,192,497	(13,240)
Taxes payable	643,363	(166,804)
Net cash provided by (used in) operating activities	4,348,298	(94,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity investment	-	(912,332)
Purchase plant and equipment	(19,671)	(131,565)
Additions to construction in progress	(2,469,967)	(3,247,404)
Acquisition of land use right	(314,500)	-
Purchase of software program	(5,298)	-
Advances on plant and equipment purchase	(2,076,530)	(827,866)
Net cash used in investing activities	(4,885,966)	(5,119,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	3,046,580	656,289
Borrowings on notes payable - banks	1,324,600	4,245,232
Payments on notes payable - banks	(6,093,160)	(5,529,920)
Borrowings on short term loans	887,482	7,754,456
Payments on short term loans	(3,616,158)	(842,056)
Borrowings on employee loans	-	17,595
Payments on employee loans	(90,905)	(164,641)
Payments on long term loans	-	(879,760)
Net cash (used in) provided by financing activities	(4,541,561)	5,257,195

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	41,437	5,932

(DECREASE) INCREASE IN CASH	(5,037,792)	49,063

CASH, beginning of period	6,420,439	502,457

CASH, end of period	$1,382,647	$551,520

The accompanying notes are an integral part of this statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical Inc, (the “Company”), formerly known as West Coast Car Company was incorporated in March 2004 in the State of Delaware as West Coast Car Company. In the State of California, the Company has operated as West Coast Car Company d/b/a So Cal Car Company. The Company operated as a “traditional” pre-owned dealership, whereby it sought out vehicles from various sources, and then would sell the vehicles to the general public. Starting from 2007, the Company changed its business to acquiring, or merging with, an operating business.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Weifang Shengtai was established in Changle County, Weifang City, Shandong Province, People’s Republic of China on February 4, 1999. Mr. Qingtai Liu and his management team were the original shareholders.

On December 25, 2003, Bio-One Corporation (referred to as “Bio-One”), a Nevada corporation signed a joint venture agreement with Weifang Shengtai. Pursuant to the Joint Venture Agreement, Bio-One acquired a 51% interest in Weifang Shengtai for $2,000,000 cash, to fund its share of the registered capital, and 2,090,000 shares of Bio-One’s Series A preferred stock to the former shareholders of Weifang Shengtai. The business term was for 20 years with registered capital of $3,920,000. Bio-One paid its $2,000,000 contribution in 2004. The original shareholders contributed a total of $1,920,000 between 1999 and 2004.

On April 19, 2006, pursuant to a shareholders’ resolution, 37 Chinese shareholders of Weifang Shengtai transferred their 17.95% interest in Weifang Shengtai to Mr. Qingtai Liu for RMB 5,628,880 ($703,610). On June 3, 2006, the equity exchange was approved by the local branch of the Ministry of Commerce (MOC) in Weifang.

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

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical Inc. and Subsidiaries reflect the activities of the parent and its wholly owned subsidiaries SHI and Weifang Shengtai. The purchase of SHI has been accounted for as a reverse acquisition and a recapitalization. The assets and liabilities of SHI were transferred at historical cost under the equity structure of the Company due to the reverse acquisition on May 15, 2007. The consolidated financial statements have been presented as if the acquisition occurred at June 30, 2006.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Translation adjustments amounted to $1,272,095 and $826,998 as of September 30, 2007 and June 30, 2007, respectively. Assets and liabilities were translated at 7.50 RMB and 7.60 RMB to $1.00 USD at September 30, 2007 and June 30, 2007, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the three months ended September 30, 2007 and 2006 were 7.55 RMB and 7.96 RMB to $1.00 USD. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $747,314 and $596,353 for the three months ended September 30, 2007 and 2006, respectively.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and the United States of America. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Total cash (including restricted cash balances) in banks at September 30, 2007 and June 30, 2007 amounted to $4,107,062 and $12,129,924, respectively of which $100,000 is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the thee months ended September 30, and June 30, 2007:

	Three months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Net income for earnings per share	$2,252,511	$1,484,031

Weighted average shares used in basic computation	18,875,000	10,125,000
Diluted effect of warrants	822,359	-
Weighted average shares used in diluted computation	19,697,359	10,125,000

Earnings per share
Basic	$0.12	$0.15
Diluted	$0.11	$0.15

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

At September 30, 2007, all outstanding warrants were included in the three months ended September 30, 2007 calculation of diluted earnings per share.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,634,400 and $5,628,500 as of September 30, 2007 and June 30, 2007, respectively.

Under the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed until certain criteria are met. As of September 30, 2007, the amount not disbursed was $348,000 and this balance is classified under other receivables in the Company’s consolidated balance sheets.

Accounts receivable

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable, outstanding at September 30, 2007 and June 30, 2007 amounted to $6,821,441 and $6,211,145, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified.

The activity in the allowance for doubtful accounts for trade accounts receivable for the periods ended September 30, 2007 and June 30, 2007 is as follows:

	Three months ended	Year ended
	September 30, 2007	June 30, 2007
	(Unaudited)
Beginning, allowance for doubtful accounts	$431,178	$357,970
Additions charged to bad debt expense	-	271,602
Write-off charged against the allowance	-	(217,838)
Foreign currency translation adjustments	6,230	19,444
Ending, allowance for doubtful accounts	$437,408	$431,178

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Concentrations of risk

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

Our financial instruments that potentially expose us to concentrations of credit risk are primarily our trade accounts receivable. We conduct credit evaluations of our customers but generally have not required collateral or other security interests from our customers when we grant them credit. We make a provision for estimated uncollectible accounts based primarily on the age of the receivables but also when we identify potential payment problems with specific customers. For the three months ended September 30, 2007 and 2006, the top ten customers account for 36% and 33%, respectively, for our total sales. We have not had significant collections issues for receivables generated from sales of our products.

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

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consists of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Raw materials	$658,830	$2,297,901
Work-in-progress	800,400	1,130,900
Finished goods	2,270,177	1,020,466
Total	$3,729,407	$4,449,267

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2007 and June 30, 2007, the Company has determined that no reserves are necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $686,653 and $354,249, respectively.

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

Long-lived assets of the Company are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consists of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Buildings	$5,884,332	$5,272,190
Machinery and equipment	24,768,463	22,257,978
Automobile facilities	507,270	487,319
Electronic equipment	315,843	307,391
Construction in progress	11,726,039	9,055,482
Total	43,201,947	37,380,360
Accumulated depreciation	7,997,875	7,202,286
Total	$35,204,072	$30,178,074

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Interest costs totaling $230,656 and $157,654 was capitalized into construction in progress for the three months ended September 30, 2007 and 2006, respectively.

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

Summarized financial information of Changle Shengshi is as follows:

	September 30,	June 30,
	2007	2007
Current assets	$7,377,603	$8,065,168
Non-current assets	24,196,068	23,027,549
Total assets	31,573,671	31,092,717

Current liabilities	12,990,809	14,137,526
Non-current liabilities	3,628,480	3,576,800
Shareholders' equity	14,954,382	13,378,391
Total liabilities and shareholders' equity	$31,573,671	$31,092,717

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Summarized financial information of Changle Shengshi for the years is as follows:

	September 30,
	2007	2006
Net sales	$7,171,525	$2,458,810
Gross profit	$2,167,691	$383,201
Income before taxes	$1,757,159	$176,029
Net income	$1,372,948	$122,639

Company share of income	$274,589	$24,528
Elimination of intercompany profit	125,810	20,004
Company’s share of net income	$148,779	$4,524

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants “land use rights.” From March 2000 to June 2007, the Company acquired various land use rights for approximately $2,242,859. The Company obtained another land use right in July 2007 for $314,500. The terms of the these land use rights range from 20 to 50 years. The Company amortizes the cost of the land use rights over their useful life using the straight-line method. At September 30, 2007 and June 30, 2007, accumulated amortization amounted to $107,606 and $96,299, respectively. Intangible assets, net of accumulated amortization, amounted to $2,146,489 and $1,816,021 as of September 30, 2007 and June 30, 2007.

On June 30, 2007 the Company sold land use right at an auction due to relocation in one of the Company’s manufacturing plants. The net book value of the land use right sold amounted to $306,984. The gross proceeds from the sales of the land use right was $1,998,685. This balance has not been received as of September 30, 2007 and this balance is classified under other receivables in the Company’s consolidated balance sheets. As receivable balance is from local government, the Company determined there is no collectability issue.

Intangible assets of the Company are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended September 30, 2007 and 2006 amounted to $11,809 and $10,502 respectively.

Income taxes

The Company reports income taxes under SFAS 109 which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2007 and June 30, 2007.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements.

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

VAT on sales and VAT on purchases amounted to $2,860,229 and $2,432,415 for the three months ended September 30, 2007, and $1,622,689 and $1,461,536 for the three months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Guarantees

From time to time, the Company guarantees the debt of others. Pursuant to Financial Accounting Standards Board Interpretation 45, “Guarantor’s Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the Company records guarantees at the fair value of the expected future payments. Management estimates they will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies (See note 8).

Recently issued accounting pronouncements

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

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the three months ended September 30, 2007 and 2006 amounted to $13,445 and $32,314, respectively.

Interest paid for the three months ended September 30, 2007 and 2006 amounted to $406,325 and $135,371, respectively.

Non-cash investing and financing activity

During the three months ended September 30, 2007, plant and equipment and construction in progress acquired through non current prepayments and account payable amounted to $2,754,637.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 4 - Related party transactions

In connection with the Company’s purchase of Mr. Qingtai Liu’s 49% interest in Weifang Shengtai as described in Note 1, and the 17.95% ownership interest transfer transaction from the 37 Chinese original shareholders of Weifang Shengtai (“Original Shareholders”) to Mr. Qingtai Liu on April 19, 2006, Mr. Qingtai Liu has assumed the liabilities of the Original Shareholders’ capital contribution and is entitled to contribute this amount as capital contribution to the Company. As of September 30, 2007, the remaining balance to be contributed by Mr. Qingtai Liu amounted to $1,282,378. This balance will be repaid in cash or operating assets by December 31, 2007.

The Company’s utilities are partially provided by Changle Shengshi, a related party, as described in Note 2 under the caption “Investment in Changle Shengshi Redian Co., Ltd”. The Company had a total of $1,122,569 and $949,992 of accounts payable due to Changle Shengshi at September 30, 2007 and June 30, 2007, respectively. The utilities expense amounted to $2,068,766 and $622,121 for the three months ended September 30, 2007 and 2006, respectively.

The Company loaned money to Changle Shengshi and entered into two loan contracts as follows:

	September 30, 2007	June 30, 2007
	(Unaudited)

Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$667,000	$657,500
Due on September 14, 2009, unsecured, 7.6% interest rate per annum	400,200	394,500
	$1,067,200	$1,052,000

The Company also loaned money to Changle Shengshi in June 2007, for temporary cash flow needs. This transaction is recurring in nature. The Company does not charge interest on these receivables and it is due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. This balance was repaid by Changle Shengshi in July 2007.

For business convenience, the Company purchased starch from Shouguang Shengtai Starch Co. Ltd. (“Shouguang Shengtai”), of which Mr. Qingtai Liu, the Company’s chief executive officer, owns 40%. Since the Company initiated production of starch, no more purchases were made from Shouguang Shengtai. Prepayment balance is reclassified to other receivable - related party as the balance is to be refunded. Balance as of September 30, 2007 and June 30, 2007 was $1,006,789 and $992,449, respectively. Total related party purchases from Shouguang Shengtai for the three months ended September 30, 2007 and 2006 amounted to $0 and $4,875,107, respectively, which represents approximately 0% and 69% of the Company’s purchase of raw materials for the three months ended September 30, 2007 and 2006, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table summarizes the Company’s other receivable - related parties balances as of September 30, 2007 and June 30, 2007 are as follows:

	September 30, 2007	June 30, 2007
	(Unaudited)
Changle Shengshi Redian Co., Ltd	$-	$1,499,207

Shouguang Shengtai Starch Co. Ltd	1,006,789	992,449
	$1,006,789	$2,491,656

Note 5 - Prepayments

Prepayments represent partial payments or deposits on inventory purchases and amounted to $108,250 and $140,376 as of September 30, 2007 and June 30, 2007, respectively.

Prepayments - non-current represent partial payments or deposits on plant and equipment purchases and amounted to $7,992,765 and $7,429,371 as of September 30, 2007 and June 30, 2007, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Loan from Bank of China, due various dates from October 2007 to June 2008. Monthly interest only payments ranging from 7.313% to 7.668% per annum, guaranteed by unrelated third party and secured by properties	$10,405,200	$10,993,400

Loan from Industrial and Commercial Bank of China, due various dates from November 2007 to August 2008 monthly interest only payments ranging from 6.120% to 8.892% per annum, guaranteed by unrelated third party and secured by properties	4,002,000	3,945,000

Loan from Agriculture Bank of China, Due various dates from November to December of 2007. Monthly interest only payments ranging from 7.956% to 8.568% per annum, Guaranteed by unrelated third party and secured by properties	1,987,660	1,959,350

Loan from Communication Bank, due July 2007. Monthly interest only payments 7.2% per annum, guaranteed by unrelated third party	-	1,972,500

Total	$16,394,860	$18,870,250

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Bank of China, due in October 2007, restricted cash required 50% of loan amount, guaranteed by unrelated third party	$2,934,800	$4,997,000

Industrial and Commercial Bank of China, due in February 2008, restricted cash required 50% of loan amount, guaranteed by unrelated third party	1,334,000	3,945,000

Total	$4,268,800	$8,942,000

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Employee loans

The Company has borrowed monies from certain employees to fund the Company’s operations. The loans bear interest at 7.2% and the principal is due upon demand. Employee loans amounted to $513,584 and $596,516 as of September 30, 2007 and June 30, 2007, respectively.

Third party loan

The Company borrowed money from an unrelated individual for use in operations. The loan bears 7.2% interest and the principal is due upon demand. Balance of the loan as of September 30, 2007 and June 30, 2007 amounted to $322,872 and $318,274, respectively.

Long term loan - current maturity

Long term loan - current maturity represent amounts due to various banks and other outside parties which are normally due within one year consisted of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Agricultural Credit Union, interest at 7.84% per annum, due May 2008	$386,860	$381,350
Total	386,860	381,350

Current maturities for the next five years are follows:

Amount
June 30, 2008	$386,860
Thereafter	$-

Total interest expense (net of capitalized interest) for the three months ended September 30, 2007 and 2006 on all debt amounted to $391,608 and $17,415, respectively. Interest capitalized into construction in progress totaled $230,656 and $157,654 for the three months ended September 30, 2007 and 2006, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 7 - Income taxes

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

During the three months ended September 30, 2007 and 2006, the provision for income taxes was $305,845 and $57,415, respectively.,

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2007	2006
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(21.0)	(33.0)
Total provision for income taxes	12.0%	-%

The estimated tax savings due to the tax exemption for the three months ended September 30, 2007 and 2006 amounted to $535,229 and $432,413, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2007 and 2006 by $0.03 and $0.04, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended September 30, 2007 and 2006 by $0.03 and $0.04, respectively.

Taxes payable

Taxes payable consisted of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
VAT payable	$1,555,258	$1,273,390
Individual income tax withheld	1,258	1,316
Income tax payable	1,161,065	764,827
Housing property tax payable	7,085	7,306
Others	1,799	2,093
Total	$2,726,465	$2,048,932

Note 8 - Commitments and Contingent liabilities

Guarantees

As of September 30, 2007, the Company has guaranteed $10.7 million of short term loan for unrelated parties. The Company would be obligated to perform under the guarantee if these parties failed to pay principal and interest payments to the lender when due. Including accrued interest, the maximum potential amount of future (undiscounted) payments under the guarantee would be $11.4 million. The company did not recognize a liability for the guarantee because the likelihood of that the Company will have to pay is remote. Detail of guarantee amount to the unrelated parties as of September 30, 2007 is as follows:

Short Term
Company	Bank Loans
Chang Le Century Sun Paper
Industry Co.	$8,030,680
Shangdong Kuangji Group Inc.	2,668,000
Total	$10,698,680

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 9 - Shareholders’ equity

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Warrants Outsanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.63
Granted	218,750	218,750	2.60	4.63
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2007	4,693,750	4,693,750	$2.54	4.63

Note 10 - Statutory reserves

The laws and regulations of the People’s Republic of China required that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 - Retirement benefit plans

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly basic salaries of the current employees. For the three months ended September 30, 2007 and 2006, the Company made pension contributions in the amount of $57,351 and $43,854, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 12 - Revenue by geographic area

The following table summarized financial information for the three months ended September 30, 2007 and 2006 concerning the Company’s revenues based on geographic area:

Revenue	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
China	$17,187,494	$9,706,812
International	2,185,575	892,509
Total	$19,373,069	$10,599,321

Note 13 - Subsequent event

On November 1, 2007, a warrant holder paid the Company $2.60 per share for a total of $227,500 and exercised 87,500 warrants into 87,500 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

The following is a discussion and analysis of the results of operations of  Shengtai Pharmaceutical, Inc. (the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

We are, through our wholly-owned subsidiary, Shengtai Holding Inc. and its wholly-owned subsidiary in the People’s Republic of China (“PRC”), Weifang Shengtai Pharmaceutical Co., Ltd, a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We also manufacture glucose and starch products for food and beverage industry for the Chinese market.

During the reporting period, our sales for pharmaceutical grade glucose and cornstarch products, especially dextrose monohydrate, continued to increase.

Our new cornstarch production facility, with the capacity to produce 240,000 tons of cornstarch a year, was almost completed as of September 30, 2007 and fully completed by the end of October 2007. This new complex is close to our existing glucose production plant and new glucose production complex that is currently under construction.

During the reporting period, we produced a total of 37,237 tons of cornstarch, of which 11, 164 tons, or nearly 30% were used to satisfy our own glucose production needs. Excess cornstarch was then sold and constituted 31.2% of our total sales revenue for the reporting period.

Our new cornstarch production facility allows us to produce our own cornstarch and replace our suppliers of cornstarch. We are able to ensure the adequacy and quality of the cornstarch we use and also meet our increasing demand for quality cornstarch. Since cornstarch is produced on our premises, we are able to obliterate shipping costs to transport the cornstarch to our glucose production facility and operating costs, resulting in lower manufacturing costs.

In addition to our pharmaceutical glucose series of products, we also produce other non medicinal product lines of glucose and starch products such as industrial glucose, syrup, starch, dextrin, maltose and maltitol, which are used for food, beverage and industrial production.

During the reporting period, we expanded our manufacturing of Avermectins, which is a veterinary medicine derived from glucose.

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is gaining popularity as a chelating agent in the PRC and is widely used in pharmaceutical, construction and chemical industries.

The initial sales of sodium gluconate have been encouraging. Currently, sales of sodium gluconate constitute 3.1% of our total sales. Since we have only begun the production of sodium gluconate, we have insufficient meaningful statistics regarding its sales. We, however, anticipate that our gross profit margin will be between 25% and 30%, depending on our scale of production scale and our production efficiency.

Sodium gluconate is widely used as a retarder of cement in the construction industry. It efficiently prevents commercial cement from concreting and agglomerating during transportation. It is also used as a surface cleaning agent of steel, a professional cleaning agent of glass bottles, and an antiscale and corrosion inhibitor. Accordingly, we are targeting construction companies as our end customers since real estate construction is a booming sector in the PRC economy.

We believe that through manufacturing innovative products to meet market demand, we would be able to command better profit margins, diversify our product lines and minimize our operating risks.

We believe that better living standards would lead to higher consumption of our products in the PRC. It is our understanding that the robust and continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, are all drivers in the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margins.

We believe that production capacity and product quality are key factors in entrenching our market leadership position and to accomplishing our long term competitiveness. As a result, we have been placing emphasis on (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base, and (iv) new product development.

We also believe that improving our employees’ competency is important for our continued success and advancement. During the reporting period, we have successfully optimized our operations and sent 50 of our employees (comprising approximately 6.5% of our workforce) for continued training and further education. We expect these employees to eventually assume mid to senior level managerial positions in our new glucose production complex.

Our production facilities have been fully certified CGMP-compliant (Good Manufacturing Practice for Drugs), ISO9002 and HACCP. The rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100%. We have a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and then reprocessing of non-conforming products. Recently, local authorities carefully inspected our production lines and approved the quality of our equipment.

Our production lines are vertically integrated. Our production facilities are all inter-connected by an enclosed pipeline system to enhance overall production efficiency, minimize wastage of water and raw materials, and avoid production contamination. We are currently developing new production technology to recycle our waste water and byproducts. At the same time, we are improving overall production efficiency by analyzing and ameliorating inefficient production processes.

In December 2006, the Changle local government negotiated with us to surrender the land use right of our old factory in the downtown Changle for their municipal construction. The land we occupied was 27,396 square meters. We purchased a bigger parcel of land in Changle Economic and Technology Development Zone with 85,880 square meters as described below.

After acquiring the land, we set out to develop it and build a new glucose production complex with an expected production capacity of 150,000 tons per year. We commenced construction in early July 2007 and anticipate that construction will be completed in the first half of calendar year 2008. The new facility will be used to produce pharmaceutical grade glucose and other value-added glucose products. We plan to equip this complex with state-of-the-art machinery and technology, and employ strict quality control standards over it. We have already ordered the machinery and equipment for the glucose production complex and are training our employees to run it.

Construction of the glucose production complex had been delayed by more than average rainfall this past summer and autumn but efforts are being made to meet the original completion schedule.

We continue to strengthen our domestic sales network, which presently covers 27 of a total 31 provinces (or province equivalent administrative district) in the PRC. We have established representative offices in 7 provinces to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. Before the new glucose complex is put into use next year, the domestic market remains our focus and major customer base.

At the same time, we witnessed a modest increase of global sales during the reporting period. We have been successful in exporting more dextrose anhydrate and pharmaceutical grade oral glucose during the reporting period. Currently we export to customers in over sixty countries, and our international sales comprise approximately 11% of our total sales revenues.

We are however cautious about our expanding international sales. Our international marketing team would carefully analyze our profitability by considering the effects of the gradual appreciation of Renminbi against the U.S. dollar and production costs before committing to such transactions.

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the three months ended September 30, 2007, Shandong Kaixiang Biological Technology Co Ltd, our biggest customer, only accounted for 7.56% of our total sales revenue. Our top ten customers accounted for only 36% for our total sales for the three months ended September 30, 2007.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended September 30, 2007 and 2006:

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

The following table shows our operating results for the three months ended September 30, 2006 and 2007.

	Three months ended September 30, 2007	Three months ended September 30, 2006
Sales Revenue	19,373,069	10,599,321
Costs of Goods Sold	14,779,032	8,159,877
Gross Profit	4,594,037	2,439,444
Sales, General and Administrative Expenses	1,696,555	971,868
Operating Income	2,897,482	1,467,576
Other Net Income (Expense)	(339,126)	73,870
Income before Income Taxes	2,558,356	1,541,446
Provision for Income Taxes	305,845	57,415
Net income	2,252,511	1,484,031

Sales revenue for the three months ended September 30, 2007 was $19,373,069, an increase of $8,773,748, or 82.8% compared with the corresponding period in 2006. This increase was mostly the result of the increase in sales of our glucose products and higher product prices. Production from the new cornstarch facility was also another factor. Sales of excess cornstarch produced from our cornstarch manufacturing facility to outside customers constituted 31.2% of our total sales for the reporting period. With sufficient supply of raw materials for production, sales of dextrose monohydrate and dextrose anhydrate increased 20.1% and 1865.5% respectively for the three months ended September 30, 2007, as compared to the same period last year.

Costs of goods sold for the three months ended September 30, 2007 was $14,779,032, an increase of $6,619,155, or 81.1% compared with the corresponding period in 2006. The increase in cost of goods sold is in tandem with the increase in sales of our products.

Gross profit for the three months ended September 30, 2007 was $4,594,037, an increase of $2,154,593, or 88.3% compared with the corresponding period in 2006. The reason for the increase in gross profit was mostly due to the economies of scale resulting from the expansion of our production output and enhanced operating efficiency. Although product cost increased as a result of price increases of corn and other raw materials, the selling price was higher than the price increase of corn, thus making our gross profit higher. Gross profit margin for the three months ended September 30, 2007 was 23.7%, a slight increase from 23.0% for the same period in 2006. We not only produced sufficient cornstarch for our own production needs but also excess for sale to other customers. The profit margin for cornstarch is 9% and is much lower than the overall profit margin for our other products. Despite this, our gross profit margin for all our products was slightly increased due to the increase in sales of more profitable dextrose monohydrate, which has a gross profit margin of over 29%. We anticipate that our gross profit margin will gradually improve as we increase our glucose processing capacity and achieve greater economies of scale in the production of our new products in the coming months.

Selling, General and Administrative expenses for the three months ended September 30, 2007 was $1,696,555, an increase of $724,687, or 74.6% compared with the corresponding period in 2006. The increase in our Selling, General and Administrative expenses was the result of the expansion of our production output and domestic sales network. We have also incurred additional administrative expenses, such as legal fees, audit fees, and investor relationship expenses as a reporting company. The higher worker insurance requirements and environment related expenditures were also the causes of higher general and administrative expenses.

Net income for the three months ended September 30, 2007 was $2,252,511, an increase of $768,480, or 51.8% compared with the corresponding period in 2006. Generally, the increase of net income was due to the increase in our product prices, sales volume and the introduction of new products.

Liquidity and Capital Resources

Operating Activities

Three Months Ended September 30, 2007 and 2006

Net cash provided by operating activities for the three months ended September 30, 2007 was $4,348,297, an increase of $4,443,194 from $94,897 used in operating activities for the same period in 2006. The increase in net cash provided by operations was mostly due to the collection of other receivables and advances from customers.

Investing Activities

Three Months Ended September 30, 2007 and 2006

Net cash used in investing activities for the three months ended September 30, 2007 was $4,885,965, compared to $5,119,167 for the same period in 2006. Most of the cash had been spent on the construction of the new glucose manufacturing complex, as well as some advances for the purchase of machinery and equipment for it. Before the facility is completed and put into operation next year, we expect to incur additional capital expenditure.

Our preliminary budget for constructing the new glucose complex is approximately $12 million, without taking into account any appreciation of the Renminbi against the US dollar and increase in construction costs due to inflation from a robust PRC economy. After its completion, we anticipate the necessary working capital would be at least $6 million, based on the projected sales and ordinary business cycles. Besides considering loans from domestic banks to fund the construction of the new glucose complex, we may look to additional equity financing if the capital market is favorable to us in the next months.

Financing Activities

Significant Events

On May 15, 2007, we completed, at a price of $2 per share, a private placement of 8,750,000 shares and 4,375,000 attached five year warrants to purchase our common stock at an exercise price of $2.60 per share, as adjusted. We received net proceeds of $15,256,428 from that offering. Most of the proceeds have been used to repay our debts and fund investing activities as described above.

Three Months Ended September 30, 2007 and 2006

Net cash spent by financing activities for the three months ended September 30, 2007 was $4,541,561, compared to $5,257,195 for the same period in fiscal 2006. We used part of the proceeds from equity financing to repay our outstanding debts, both long term notes and short term debts, especially those with high interest rates or with less favorable terms. By lowering the debt equity ratio, we believe we successfully prevented any potential financial distress and greatly enhanced our financial standing.

Besides our capital expenditure in building the new glucose manufacturing complex, as well as the acquisition of new plant and equipment for the newly built plant, we plan to upgrade our existing glucose production facility by replacing our old machinery to produce more “complex” glucose products such as anhydrous glucose transfusion, monohydrate glucose transfusion and oral glucose.

After the construction and the upgrade, we expect that at least 70% (up from 50%) of the cornstarch produced by the new cornstarch production plant will be used by us as raw material for the production of our glucose products. This upgrade will not only allow for increased production of higher grade glucose, but also facilitate the extension of our dextrose series of products. We anticipate that this will result in higher profit margins and bigger revenues.

Loans

Before the equity financing, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $16,394, 860 and $18,870,250 short term bank loans outstanding as of September 30, and June 30, 2007, respectively. The loans were secured by Weifang Shengtai’s properties. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any of these loans.

Weifang Shengtai also has non-current payables, which are classified as long term liabilities, of $3,411,179 and $3,661,472 as of September 30, and June 30, 2007, respectively.

The decrease of bank loans during the reporting period, for both short term and long term loans, is mostly due to the payoff of our loans with higher interest rate. We then renegotiated with the banks for loans with lower interest rate, based on our improved financial standing. Nevertheless, we expect that we will need additional capital to satisfy our construction costs and working capital to match the increased in production.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $10,698,680 and $8,560,650 as of September 30, and June 30, 2007.

Future cash commitments

We anticipate spending $12 million in the construction of the new glucose production complex and $2 million in the upgrading of our existing glucose manufacturing facility. We also estimate the need for $6 million as working capital to run these facilities. The exact amount will be determined based on both the market demand of our products and the time needed for these facilities to run at full capacity.

At the end of the reporting period, we accumulated a total capital outlay of approximately $8 million for the glucose manufacturing complex, including the cost for acquiring the land, construction and the purchase of new machinery and equipment. It is estimated that the upgrade of our existing glucose production facility would be completed in the first half of 2008. A portion of our capital requirements would be funded from the proceeds of our May 2007 private placement, and the remaining portion could be financed through bank loans. We are carefully reviewing our finances and may consider financing either with cash internally generated, bank loans, or with additional equity.

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

Foreign currency translation

Our functional currency is Renminbi (or “RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk. We are exposed to credit risk from our cash at bank, fixed deposits and account receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Account receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of account receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Country Risk. Substantial portion of our business, assets and operations are located and conducted in the PRC. While the PRC’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in regulations applicable to us. If there are any changes in any policy by the PRC government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Foreign Currency Risk. Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Renminbi. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the Renminbi is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Item 4. Controls and Procedure

(a)  Disclosure Controls and Procedures.

 Mr. Qingtai Liu, our Chief Executive Officer and Mr. Yizhao Zhang, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Other Information

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors.

Our failure to contribute to certain designated statutory reserve funds prevents us for paying any dividends to our shareholders and this may adversely affect the value of your investment.

Under the PRC laws, Weifang Shengtai, a PRC wholly foreign -owned enterprise, is required to set aside 10% of its net income each year to fund certain designated statutory reserve funds until such reserve balance reaches 50% of its registered capital.  These reserves are not distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issue new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  Weifang Shengtai has not made the required contributions. As a result, Weifang Shengtai is unable to make payment of any dividends to its shareholders until such contributions have been made. We currently intend to retain all future earnings for use in the operation and expansion of our business.  However, our inability to pay dividends may adversely affect the market value of our common stock.

Other than the above, there are no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on September 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Qingtai Liu;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yizhao Zhang;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: November 13, 2007	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer