Form 10-Q
period 2007-12-31
Shengtai Pharmaceutical, Inc.
filed 2008-02-14
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,069,805 shares of Common Stock, $.001 par value, were outstanding as of January 22, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,046,004	$6,420,439
Restricted cash	1,885,500	5,628,500
Accounts receivable, net of allowance for doubtful accounts of $319,887 and $431,178 as of December 31, and June 30, 2007, respectively	6,345,988	5,779,967
Notes receivable	1,799,285	984,675
Other receivables	2,155,536	3,484,484
Other receivables - related parties	-	2,491,656
Other receivables - shareholder	-	1,229,625
Loan to related party	-	657,500
Inventories	4,474,855	4,449,267
Prepayments	631,130	140,376
Total current assets	18,338,298	31,266,489

PLANT AND EQUIPMENT, net	38,350,904	30,178,074

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	3,188,822	2,675,678
Loan to related party - non-current	411,300	394,500
Prepayments - non-current	12,640,708	7,429,371
Intangible assets - land use right, net of accumulated amortization	2,193,801	1,816,021
Total other assets	18,434,631	12,315,570

Total assets	$75,123,833	$73,760,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,408,140	$3,807,997
Accounts payable - related party	935,077	949,992
Notes payable - banks	1,371,000	8,942,000
Short term loans	15,697,950	18,870,250
Accrued liabilities	164,386	229,643
Other payable	1,937,205	1,526,903
Employee loans	1,785,196	596,516
Employee loan - officer	36,963	-
Third party loan	2,160,193	318,274
Customer deposit	1,258,155	796,228
Long term loan - current maturity	397,590	381,350
Taxes payable	3,856,304	2,048,932
Total current liabilities	33,008,159	38,468,085

LONG TERM LIABILITIES
Other payable - noncurrent	3,183,858	3,661,472
Total long term liabilities	3,183,858	3,661,472

Total liabilities	36,192,017	42,129,557

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,069,805 and 18,875,000 shares issued and outstanding as of December 31, and June 30, 2007, respectively	19,070	18,875
Paid-in capital	19,669,847	19,163,549
Statutory reserves	1,735,484	1,735,484
Retained earnings	15,267,766	9,885,670
Accumulated other comprehensive income	2,239,649	826,998
Total shareholders' equity	38,931,816	31,630,576

Total liabilities and shareholders' equity	$75,123,833	$73,760,133

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
SALES REVENUE	$24,954,288	$12,310,489	$44,327,357	$22,909,810

COST OF SALES	19,086,274	9,237,442	33,865,306	17,397,319

GROSS PROFIT	5,868,014	3,073,047	10,462,051	5,512,491

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,814,376	958,077	3,510,931	1,929,945

INCOME FROM OPERATIONS	4,053,638	2,114,970	6,951,120	3,582,546

OTHER (EXPENSE) INCOME:
Earnings on equity investment	977	17,683	149,756	22,207
Non-operating income	69,962	38,369	109,709	97,163
Non-operating expense	(26,495)	(2,783)	(203,844)	(2,783)
Interest expense and other charges	(519,417)	(351,223)	(935,881)	(368,638)
Interest income	32,243	15,678	98,404	43,645
Other (expense), net	(442,730)	(282,276)	(781,856)	(208,406)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,610,908	1,832,694	6,169,264	3,374,140

PROVISION FOR INCOME TAXES	481,323	243,723	787,168	301,138

NET INCOME	3,129,585	1,588,971	5,382,096	3,073,002

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	140,556	246,971	1,412,651	246,971

COMPREHENSIVE INCOME	$3,270,141	$1,835,942	$6,794,747	$3,319,973

EARNINGS PER SHARE
Basic	$0.17	$0.16	$0.28	$0.30
Diluted	$0.15	$0.16	$0.27	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,961,992	10,125,000	18,918,496	10,125,000
Diluted	20,296,006	10,125,000	20,000,956	10,125,000

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Capital	Retained earnings		Accumulated other
	Common stock		Paid-in	contribution	Statutory		comprehensive
	Shares	Par value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, June 30, 2006	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$3,470,940	$185,402	$6,657,430

Net income						3,073,002		3,073,002
Foreign currency translation adjustments							246,971	246,971

BALANCE, December 31, 2006 (Unaudited)	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$6,543,942	$432,373	$9,977,403

Issuance of common stock	8,750,000	8,750	15,247,678					15,256,428
Capital contribution received				1,925,996				1,925,996
Net income						4,076,124		4,076,124
Adjustment to statutory reserve					734,396	(734,396)		-
Foreign currency translation adjustments							394,625	394,625

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$-	$1,735,484	$9,885,670	$826,998	$31,630,576

Exercised warrants	194,805	195	506,298					506,493
Net income						5,382,096		5,382,096
Foreign currency translation adjustments							1,412,651	1,412,651

BALANCE, December 31, 2007 (Unaudited)	19,069,805	$19,070	$19,669,847	$-	$1,735,484	$15,267,766	$2,239,649	$38,931,816

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,382,096	$3,073,002
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,187,166	802,766
Amortization	23,820	21,159
Allowance for bad debts	-	718
Gain on equipment disposal	(90,098)	-
Loss on disposal of land use right	5,954	-
Earnings on equity investment	(149,757)	(22,207)
Change in operating assets and liabilities:
Accounts receivable	(311,689)	(1,042,970)
Notes receivable	(772,571)	(569,932)
Other receivables	1,186,223	(975)
Other receivables - related party	2,531,257	(502,261)
Other receivables - shareholder	1,254,248	-
Inventories	159,692	(393,469)
Prepayments	(472,365)	(139,392)
Prepayments - related party	-	(39,024)
Accounts payable	(1,668,080)	896,568
Accounts payable - related party	(293,176)	(412,070)
Accrued liabilities	(150,906)	43,689
Other payable	(313,162)	299,581
Customer deposit	417,062	398,934
Payable - officer	31,145	-
Taxes payable	1,671,334	33,746
Net cash provided by operating activities	9,628,193	2,447,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity investment	-	(898,150)
Purchase plant and equipment	(28,455)	(415,524)
Proceeds from equipment disposal	34,733	-
Additions to construction in progress	(5,865,225)	(7,553,156)
Acquisition of land use right	(317,183)	(10,677)
Purchase of software program	(5,343)	-
Advances on plant and equipment purchase	(5,226,396)	-
Loan repayment from related party	667,950	-
Loan to related party - non-current	-	(723,205)
Net cash used in investing activities	(10,739,919)	(9,600,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	3,842,060	28,071
Borrowings on notes payable - banks	1,335,900	7,055,930
Payments on notes payable - banks	(9,084,120)	(7,084,000)
Borrowings on short term loans	3,566,853	13,168,650
Payments on short term loans	(7,440,963)	(4,946,150)
Borrowings on employee loans	1,271,112	-
Payments on employee loans	(137,616)	-
Borrowings on third party loan	1,781,556	-
Payments on long term loans	-	(885,500)
Cash proceeds from issuance of common stock	506,493	-
Dividend paid to shareholders	-	(393,257)
Net cash (used in) provided by financing activities	(4,358,725)	6,943,744

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	96,016	9,228

DECREASE IN CASH	(5,374,435)	(199,877)

CASH, beginning of period	6,420,439	502,457

CASH, end of period	$1,046,004	$302,580

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 1 – Organization background and principal activities

Shengtai Pharmaceutical Inc, (the “Company”), formerly known as West Coast Car Company was incorporated in March 2004 in the State of Delaware.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

On December 25, 2003, Bio-One Corporation (referred to as “Bio-One”), a Nevada corporation signed a joint venture agreement with Weifang Shengtai. Pursuant to the Joint Venture Agreement, Bio-One acquired a 51% interest in Weifang Shengtai for $2,000,000 cash, to fund its share of the registered capital, and 2,090,000 shares of Bio-One’s Series A preferred stock to the former shareholders of Weifang Shengtai. Weifang Shengtai’s business term was for 20 years with registered capital of $3,920,000. Bio-One paid its $2,000,000 contribution in 2004. The original shareholders contributed a total of $1,920,000 between 1999 and 2004.

On April 19, 2006, pursuant to a shareholders’ resolution, 37 Chinese shareholders of Weifang Shengtai transferred their 17.95% interest in Weifang Shengtai to Mr. Qingtai Liu for RMB 5,628,880 ($703,610). On June 3, 2006, the equity exchange was approved by the local branch of the Ministry of Commerce (MOC) in Weifang.

On June 20, 2006, SHI signed an agreement to acquire a 100% ownership in Weifang Shengtai from Bio-One Corporation which owned a 51% interest in Weifang Shengtai and Mr. Qingtai Liu who owned the remaining 49% interest. Mr. Qingtai Liu, a founding shareholder of Weifang Shengtai, sold his 49% interest in Weifang Shengtai to SHI for RMB 15 million (approximately $1,925,996), this amount was paid in May 2007. Bio-One sold its 51% interest in Weifang Shengtai to SHI for $1,000,000 in cash and the return of 4,180,000 Series A preferred shares of Bio-One owned by Mr. Qingtai Liu. Weifang Shengtai became a wholly foreign owned entity or “WFOE” and obtained the approval of the local branch of the Ministry of Commerce (MOC) in the City of Weifang on June 21, 2006. The business term is 20 years starting on February 10, 2004 when Bio-One acquired its 51% in Weifang Shengtai. In accordance with laws governing foreign acquisitions of a Chinese registered company, SHI contributed the $1,925,996 as required. As a result of this transaction, SHI exercised control over Weifang Shengtai.

On May 26, 2007, Weifang Shengtai increased its registered capital from $3,920,000 to $15,000,000. In May and June 2007, SHI contributed $11,080,000 towards the additional registered capital. This transaction was approved by the local branch of the MOC in the City of Weifang and the Company obtained a new business license on July 16, 2007.

Note 2 – Summary of significant accounting policies

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying balance sheet, and related interim statements of income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items. All material inter-company transactions and balances have been eliminated in the consolidation.

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

Translation adjustments amounted to $2,239,649 and $826,998 as of December 31, 2007 and June 30, 2007, respectively. Assets and liabilities were translated at 7.29 RMB and 7.60 RMB to $1.00 USD at December 31, 2007 and June 30, 2007, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the six months ended December 31, 2007 and 2006 were 7.49 RMB and 7.90 RMB to $1.00 USD. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are delivered title has passed, pricing is fixed and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). Most of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government, except that 13% VAT applies to our products of corn plumules. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product and certain freight expenses.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $1,935,875 and $1,097,916 for the six months ended December 31, 2007 and 2006, respectively. Shipping and handling costs related to costs of goods sold amounted to $1,188,561 and $501,563 for the three months ended December 31, 2007 and 2006.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and the United States of America. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Total cash (including restricted cash balances) in banks at December 31, 2007 and June 30, 2007 amounted to $2,991,134 and $12,129,924, respectively of which $100,000 is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended December 31, 2007 and 2006:

	Three months ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net income for earnings per share	$3,129,585	$1,588,971

Weighted average shares used in basic computation	18,961,992	10,125,000
Diluted effect of warrants	1,334,014	-
Weighted average shares used in diluted computation	20,296,006	10,125,000

Earnings per share
Basic	$0.17	$0.16
Diluted	$0.15	$0.16

	Six months ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net income for earnings per share	$5,382,096	$3,073,002

Weighted average shares used in basic computation	18,918,496	10,125,000
Diluted effect of warrants	1,082,460	-
Weighted average shares used in diluted computation	20,000,956	10,125,000

Earnings per share
Basic	$0.28	$0.30
Diluted	$0.27	$0.30

At December 31, 2007 and 2006, all outstanding warrants were included in the three and six months ended December 31, 2007 calculation of diluted earnings per share.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of December 31, 2007 and June 30, 2007, these amounts were $1,885,500 and $5,628,500, respectively.

Under the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed until certain criteria are met. As of December 31, 2007 and June 30, 2007, the amount not disbursed was $348,000 and $500,000, respectively, and this balance is classified under other receivables in the Company’s consolidated balance sheets.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Accounts receivable

In the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable, outstanding at December 31, 2007 and June 30, 2007 amounted to $6,665,875 and $6,211,145, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate of uncollectible accounts is made to the allowance for doubtful accounts when management believes collection of the full amount is in doubt. Known bad debts are written off against allowance for doubtful accounts when identified.

The activity in the allowance for doubtful accounts for trade accounts receivable for the periods ended December 31, 2007 and June 30, 2007 is as follows:

	Six months ended	Year ended
	December 31, 2007	June 30, 2007
	(Unaudited)
Beginning, allowance for doubtful accounts	$431,178	$357,970
Additions charged to bad debt expense	-	271,602
Write-off charged against the allowance	(126,334)	(217,838)
Foreign currency translation adjustments	15,043	19,444
Ending, allowance for doubtful accounts	$319,887	$431,178

Concentrations of risk

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. The Company has never experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts, either in the People’s Republic of China or in the United States.

The Company’s concentrations of credit risk are primarily in trade accounts receivable. Management conducts credit evaluations of customers but generally has not required collateral or other security interests when granting credit. Management estimates uncollectible accounts based primarily on the age of the receivables but also when payment problems with specific customers are identified. For the six months ended December 31, 2007 and 2006, the top ten customers accounted for 25% and 21%, respectively, of total sales.

For export sales, management frequently requires significant down payments or letter of credit prior to shipment. During the year, the Company maintains export credit insurance to protect against the risk that the overseas customers may default on settlement.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consists of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
Raw materials	$944,574	$2,297,901
Work-in-progress	1,091,731	1,130,900
Finished goods	2,438,550	1,020,466
Total	$4,474,855	$4,449,267

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary. As of December 31, 2007 and June 30, 2007, management determined no reserves necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. Depreciation expense for the six months ended December 31, 2007 and 2006 amounted to $1,187,166 and $802,766, respectively. Depreciation expense for the three months ended December 31, 2007 and 2006 amounted to $500,513 and $360,664, respectively.

Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvements	5-20 Years
Machinery and equipment	5-10 Years
Automobile facilities	5-10 Years
Electronic equipment	5-7 Years

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

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether carrying values have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Plant and equipment consists of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
Buildings and improvements	$5,792,751	$5,272,190
Machinery and equipment	34,926,778	22,257,978
Automobile facilities	524,767	487,319
Electronic equipment	329,474	307,391
Construction in progress	5,399,754	9,055,482
Total	46,973,524	37,380,360
Accumulated depreciation	8,622,620	7,202,286
Total	$38,350,904	$30,178,074

Interest costs totaling $286,060 and $391,949 was capitalized into construction in progress for the six months ended December 31, 2007 and 2006, respectively. Interest cost capitalized into construction in progress for the three months ended December 31, 2007 amounted to $93,513 and $234,513, respectively.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Summarized financial information of Changle Shengshi is as follows:

	December 31, 2007	June 30, 2007
Current assets	$4,707,712	$8,065,168
Non-current assets	26,094,726	23,027,549
Total assets	30,802,438	31,092,717

Current liabilities	10,717,907	14,137,526
Non-current liabilities	4,140,420	3,576,800
Shareholders' equity	15,944,111	13,378,391
Total liabilities and shareholders' equity	$30,802,438	$31,092,717

Summarized financial information of Changle Shengshi for the six months ended is as follows:

	December 31,
	2007	2006
Net sales	$14,509,581	$6,163,826
Gross profit	$4,216,417	$1,053,783
Income before taxes	$3,444,249	$524,037
Net income	$1,959,781	$411,472

Company share of income	$391,956	$82,294
Elimination of intercompany profit	239,222	60,087
Company’s share of net income	$152,734	$22,207

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2007, the Company acquired various land use rights for approximately $2,242,859. The Company obtained another land use right in July 2007 for $314,500. The Company amortizes the cost of land use rights over their term of the agreement using the straight-line method.

On June 30, 2007 the Company sold land use right at an auction due to relocation in one of the Company’s manufacturing plants. The net book value of the land use right sold amounted to $306,984. The gross proceeds from the sales of the land use rights were $1,998,685. This balance is classified under other receivables in the Company’s consolidated balance sheets. As of December 31, 2007 $685,500 had been received. As receivable balance is from local government, the Company believes there is no collectibility issue.

Intangible assets of the Company are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

At December 31, 2007 and June 30, 2007, accumulated amortization amounted to $122,809 and $96,299, respectively. Total amortization expense for the six months ended December 31, 2007 and 2006 amounted to $23,820 and $21,159, respectively. Amortization expense for the three months ended December 31, 2007 and 2006 amounted to $12,011 and $10,657, respectively.

Income taxes

The Company reports income taxes under SFAS 109 which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2007 and June 30, 2007.

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

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company does not anticipate any events which could cause change to these uncertainties.

The Company is subject to taxation in the U.S. and in the PRC jurisdictions. There are no ongoing examinations by taxing authorities at this time. The years 2005 to 2007 remain subject to examination by the United States tax authorities. The year 2007 remain subject to examination by the PRC tax authorities.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price, except that 13% VAT applies to our products of corn plumules. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $6,616,628 and $5,079,511 for the six months ended December 31, 2007, and $3,543,233 and $3,201,727 for the six months ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday. VAT on sales and VAT on purchases amounted to $3,756,399 and $2,647,096 for the three months ended December 31, 2007, and $1,920,544 and $1,740,191 for the three months ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Guarantees

From time to time, the Company guarantees the debt of others. Pursuant to Financial Accounting Standards Board Interpretation 45, “Guarantor’s Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the Company records guarantees at the fair value of the expected future payments. Management estimates they will not be required to make any payments under these guarantees based on past experience and the financial condition of the companies (See note 8).

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the six months ended December 31, 2007 and 2006 amounted to $13,560 and $65,027, respectively.

Interest paid for the six months ended December 31, 2007 and 2006 amounted to $788,221 and $500,771, respectively.

Note 4 – Related party transactions

In connection with the Company’s purchase of Mr. Qingtai Liu’s 49% interest in Weifang Shengtai as described in Note 1, and the 17.95% ownership interest transfer transaction from the 37 Chinese original shareholders of Weifang Shengtai (“Original Shareholders”) to Mr. Qingtai Liu on April 19, 2006, Mr. Qingtai Liu has assumed the liabilities of the Original Shareholders’ capital contribution and is entitled to contribute this amount as capital contribution to the Company. On December 20, 2007 Mr. Qingtai Liu has fully repaid the remaining balance of $1,229,625.

The Company’s utilities are partially provided by Changle Shengshi, a related party, as described in Note 2 under the caption “Investment in Changle Shengshi Redian Co., Ltd”. The Company had a total of $935,077 and $949,992 of accounts payable due to Changle Shengshi at December 31, 2007 and June 30, 2007, respectively. The utilities expense amounted to $4,035,084 and $1,399,190 for the six months ended December 31, 2007 and 2006, respectively. The utilities expense for the three months ended December 31, 2007 and 2006 amounted to $1,966,318 and $777,069, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company loaned money to Changle Shengshi and entered into two loan contracts as follows:

	December 31, 2007	June 30, 2007
	(Unaudited)
Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$-	$657,500

Due on September 14, 2009, unsecured, 7.6% interest rate per annum	411,300	394,500
	$411,300	$1,052,000

The Company also loaned money to Changle Shengshi in June 2007, for temporary cash flow needs. This transaction is recurring in nature. The Company does not charge interest on these receivables and it is due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. This balance was repaid by Changle Shengshi in July 2007.

For business convenience, the Company purchased starch from Shouguang Shengtai Starch Co. Ltd. (“Shouguang Shengtai”), of which Mr. Qingtai Liu, the Company’s chief executive officer, owns 40%. Since the Company initiated production of starch, no more purchases were made from Shouguang Shengtai. Prepayment balance is reclassified to other receivable - related party as the balance is to be refunded. Balance as of December 31, 2007 and June 30, 2007 was $0 and $992,449, respectively. Total related party purchases from Shouguang Shengtai for the six months ended December 31, 2007 and 2006 amounted to $0 and $7,110,940, respectively, which represents approximately 0% and 46% of the Company’s purchase of raw materials for the six months ended December 31, 2007 and 2006, respectively. Purchases for the three months ended December 31, 2007 and 2006 amounted to $0 and $2,235,833, respectively, which represents approximately 0% and 27% of the Company’s purchase of raw material for the three months ended December 31, 2007 and 2006.

The following table summarizes other receivable – related party as of December 31, 2007 and June 30, 2007 are as follows:

	December 31, 2007	June 30, 2007
	(Unaudited)
Changle Shengshi Redian Co., Ltd	$-	$1,499,207

Shouguang Shengtai Starch Co. Ltd	-	992,449
	$-	$2,491,656

Note 5 – Prepayments

Prepayments represent partial payments or deposits on inventory purchases and amounted to $631,130 and $140,376 as of December 31, 2007 and June 30, 2007, respectively.

Prepayments – non-current represent partial payments or deposits on plant and equipment purchases and amounted to $12,640,708 and $7,429,371 as of December 31, 2007 and June 30, 2007, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 6 – Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
Loan from Bank of China, due various dates from January to August 2008. Monthly interest only payments ranging from 7.313% to 7.668% per annum, guaranteed by unrelated third party and secured by properties	$10,213,950	$10,993,400

Loan from Industrial and Commercial Bank of China, due various dates from January to August 2008 monthly interest only payments ranging from 7.956% to 8.892% per annum, guaranteed by unrelated third party and secured by properties	2,742,000	3,945,000

Loan from Agriculture Bank of China, Due various dates from November to December of 2007. Monthly interest only payments ranging from 7.956% to 8.568% per annum, Guaranteed by unrelated third party and secured by properties	-	1,959,350

Loan from Communication Bank, due July 2007. Monthly interest only payments 7.2% per annum, guaranteed by unrelated third party	-	1,972,500

Loan from Commercial Bank, due July 2008. Monthly interest only payments at 8.019% per annum, guaranteed by unrelated third party.	1,371,000	-

Loan from ShangHai PuFa Bank, due October 2008. Monthly interest only payments at 8.384% per annum, guaranteed by unrelated third party	1,371,000

Total	$15,697,950	$18,870,250

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
Bank of China, due in October 2007, restricted cash required 50% of loan amount, guaranteed by unrelated third party	$-	$4,997,000

Industrial and Commercial Bank of China, due in February 2008, restricted cash required 50% of loan amount, guaranteed by unrelated third party	1,371,000	3,945,000

Total	$1,371,000	$8,942,000

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Employee loans

The Company has borrowed monies from certain employees to fund the Company’s operations. The loans bear interest at 7.2% for the first six months then 10.8% thereafter and the principal is due upon demand. Employee loans amounted to $1,785,196 and $596,516 as of December 31, 2007 and June 30, 2007, respectively.

Employee loans - officer

The Company has borrowed monies from Mr. Qingtai Liu to fund the Company’s operations. The loans bear interest at 7.2% for the first six month then 10.8% there after and the principal is due upon demand. Employee loans from officer amounted to $36,963 and $0 as of December 31, 2007 and June 30, 2007, respectively.

Third party loan

The Company borrowed money from an unrelated individual for use in operations. The loan bears 7.2% interest and the principal is due upon demand. Balance of the loan as of December 31, 2007 and June 30, 2007 amounted to $2,160,193 and $318,274, respectively.

Long term loan – current maturity

Long term loan – current maturity represent amounts due to various banks and other outside parties which are normally due within one year consisted of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
Agricultural Credit Union, interest at 7.84% per annum, due May 2008	$397,590	$381,350
Total	397,590	381,350

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Current maturities for the next five years are follows:

Amount
June 30, 2008	$397,590
Thereafter	$-

Interest expense net of amounts capitalized into construction in progress for the six months ended December 31, 2007 and 2006 on all debt amounted to $886,021 and $322,833, respectively. Interest capitalized totaled $286,060 and $391,949 for the six months ended December 31, 2007 and 2006, respectively. Interest expense net of amounts capitalized into construction in progress for the three months ended December 31, 2007 and 2006 on all debt amounted to $494,413 and $305,418, respectively. Interest capitalized totaled $93,513 and $234,295 for the three months ended December 31, 2007 and 2006, respectively.

Note 7 – Income taxes

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

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first 2 years from September 2004 to August 2006 and 50% exemption for the third to fifth years from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered a special income tax rate of 24% for the company. With the approval of the local government, the Company is subject to income tax at a reduced rate of 12% from September 2006 to August 2008 after the two-year 24% exemption for income taxes until its exemption and reduction periods expire in August 2008.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company’s subsidiary, Weifang Shengtai, was established before March 16, 2007 and therefore is qualified to continue to be taxes at the reduced tax rate as described above. Starting from January 1, 2008 the company will be subject to 25% income tax according to the newly issued income tax regulation.

During the six months ended December 31, 2007 and 2006, the provision for income taxes was $787,168 and $301,138, respectively. Income tax provision for the three months ended December 31, 2007 and 2006 amounted to $481,323 and $243,723, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2007	2006
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(21.0)	(33.0)
Total provision for income taxes	12.0%	-%

The estimated tax savings due to the tax exemption for the six months ended December 31, 2007 and 2006 amounted to $1,377,544 and $894,451, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended December 31, 2007 and 2006 by $0.07 and $0.09, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the six months ended December 31, 2007 and 2006 by $0.07 and $0.09, respectively. The estimated tax savings due to the tax exemption for the three months ended December 31, 2007 and 2006 amounted to $842,315 and $462,038, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended December 31, 2007 and 2006 by $0.04 and $0.05, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended December 31, 2007 and 2006 by $0.04 and $0.05, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Taxes payable

Taxes payable consisted of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
VAT payable	$2,052,942	$1,273,390
Individual income tax withheld	1,199	1,316
Income tax payable	1,791,532	764,827
Housing property tax payable	8,222	7,306
Others	2,409	2,093
Total	$3,856,304	$2,048,932

Note 8 – Commitments and Contingent liabilities

Guarantees

As of December 31, 2007, the Company guaranteed $9.7 million of short term loans for unrelated parties. The Company is obligated to perform under the guarantee if these parties failed to pay principal and interest payments when due. Including accrued interest, the maximum potential amount of future undiscounted payments under the guarantee is $10.3 million. The company did not record a liability for the guarantee because management believes the likelihood of that the Company will have to pay is remote. Detail of guarantee amount to the unrelated parties as of December 31, 2007 is as follows:

Short Term
Company	Bank Loans

Chang Le Century Sun Paper Industry Co.	$2,879,100
Shangdong Kuangji Group Inc.	6,855,000
Total	$9,734,100

Note 9 – Shareholders’ equity

On May 15, 2007, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with nineteen accredited investors (the “Purchasers”). Pursuant to the Share Purchase agreement, the Purchasers purchased an aggregate of 8,750,000 shares of common stock and 4,375,000 warrants for $2.00 per share for an aggregate purchase price of $17,500,000 and net proceeds of $15,256,428. In connection with the offering, the Company paid a placement fee equal to 12% of gross proceeds in cash totaling $2,100,000 and issued 218,750 warrants.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company also issued 218,750 warrants with exercise price at $2.60 (“Placement Agent Warrants”) to Brill Securities, inc., the exclusive placement agent. These warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering, the Company issued Chinamerica Fund, LP 75,000 warrants and Jeff Jenson 25,000 warrants (collectively as “Lead Investor Warrants”) to compensate the former as lead investor and the latter in assisting in providing the shell of West Coast Car Company. These warrants have the same term as the Investor Warrant except with an exercise price of $0.01 per share.

All Investor Warrants, Placement Agent warrants, and Lead Investor Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outsanding	Exercisable	Price	Contractual Life
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.63
Granted	218,750	218,750	2.60	4.13
Forfeited	-	-	-	-
Exercised	194,805	194,805	2.60	-
Outstanding, December 31, 2007	4,498,945	4,498,945	$2.54	4.13

Note 10 – Statutory reserves

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the six months ended December 31, 2007 and 2006, the Company did not transfer any funds to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 – Retirement benefit plans

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly basic salaries of all permanent current employees. The PRC government is responsible for the benefit liability to these retired employees. For the six months ended December 31, 2007 and 2006, the Company made pension contributions in the amount of $121,516 and $114,703, respectively. For the three months ended December 31, 2007 and 2006, the Company made pension contributions in the amount of $63,676 and $45,322, respectively.

Note 12 – Revenue by geographic area

The following table summarized financial information for the six and three months ended December 31, 2007 and 2006 concerning the Company’s revenues based on geographic area:

For the six months ended,

	December 31, 2007	December 31, 2006
Revenue	(Unaudited)	(Unaudited)
China	$39,805,419	$15,294,599
International	4,521,938	7,615,211
Total	$44,327,357	$22,909,810

For the three months ended,

	December 31, 2007	December 31, 2006
Revenue	(Unaudited)	(Unaudited)
China	$22,630,330	$11,204,103
International	2,323,958	1,106,386
Total	$24,954,288	$12,310,489

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 13 – Subsequent event

The Company borrowed money from an unrelated third related party and temporarily classified in third party loan. Money was borrowed temporarily until the bank loans have been approved. The money was repaid in January of 2008 when bank loan was issued.

Loan amount due to Bank of China and Industrial and Commercial Bank of China in January 2008 amounted to $356,460 and $1,371,000, respectively, was subsequently repaid in January 2008.

STOCK OPTIONS

On January 4, 2008 we granted options to purchase 660,000 shares of common stock under our 2007 Stock Incentive Plan, with an exercise price of $3.30 per share, which was the closing price of a share of our common stock on the Over The Counter Bulletin Board on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

The following is a discussion and analysis of the results of operations of Shengtai Pharmaceutical, Inc. (the "Company", "we", "our" or "us") and should be read in conjunction with our financial statements and related notes contained in this Quarterly Report on Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

We are, through our wholly-owned subsidiary, Shengtai Holding Inc. and its wholly-owned subsidiary in the People’s Republic of China (“PRC”), Weifang Shengtai Pharmaceutical Co., Ltd., a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We also manufacture glucose, cornstarch and other glucose-related products for the Chinese market.

During the six months ended December 31, 2007, we produced a total of approximately 34,633 metric tons of glucose, and our sales for pharmaceutical grade glucose and other glucose products were $17.6 million, or approximately 40% of our revenues. Because we ceased glucose production in our old facility in downtown Changle at the beginning of second quarter, the amount of glucose produced was lower than the corresponding period last year.

Our new cornstarch production facility, which has a maximum capacity to produce 240,000 metric tons of cornstarch per year, was completed at the end of October 2007. This new facility is close to our existing glucose production plant and new glucose production complex that is currently near completion of construction.

During the six months ended December 31, 2007, we produced a total of 88,914 metric tons of cornstarch, of which 31,174 metric tons were used to satisfy our own glucose production needs. Some excess cornstarch was then sold to outside customers, resulting in approximately 33.5% of our total sales revenue. Although cornstarch had a lower gross profit margin than glucose, we nevertheless increased its production which generated necessary working capital and funds for construction of our new glucose complex. We believe that once we complete the upgrade of our existing facilities and complete our new glucose production complex in the first half of calendar 2008, we will utilize more cornstarch internally for the production of pharmaceutical glucose and other higher value-added products.

The principal raw material for pharmaceutical glucose is cornstarch. By using the products from our own cornstarch production facilities, we can ensure their quality and consistency. Also, because cornstarch is produced inhouse, we are able to eliminate shipping costs to transport the cornstarch to our glucose production facility resulting in lower manufacturing costs.

Corn is the principal raw materials for our cornstarch. Since mid-2007 food prices have been climbing at double-digit annual inflation rates in China, principally due to the shortages of pork and grain. Recently Chinese regulators reiterated publicly that they intended to control the development of industrial use of corn, such as the conversion of corn into ethanol. We believe that Chinese leaders are concerned that industrial demand for corn will raise corn prices and the government is determined to curb the use of corn for fuel.

At the same time, since December 11, 2007, Chinese regulators have been selling corn reserves to the open market on a weekly basis for approximately $240 per metric ton.

Management believes that stable corn prices will help maintain the availability of our raw materials, and therefore, stabilize our gross profit margin. We consider these government policies have had and will continue to have positive effects on our operations.

In addition to our pharmaceutical glucose series of products and cornstarch, we also produce significant amounts of other non-medicinal but glucose or cornstarch related products such as syrup, starch, dextrin, corn embryo, fibers, protein powders Avermectins, and sodium gluconate, which are used for food, beverage and other industrial purposes. The sales revenues generated from these products were approximately 5.9 times of those last year, and constituted approximately 26.6% of our total sales revenues for the six months ended December 31, 2007.

During the six months ended December 31, 2007, we expanded our manufacturing of Avermectins, which were a veterinary medicine derived from glucose. We have greatly improved our efficiency in Avermectins production over the past year. Monthly capacity has increased from 700-800 kilograms to approximately 1000 kilograms. At the same time, we have increased yield coefficients from 90% to 93%. As a result, the unit cost has been reduced approximately 13.3%. We believe that Avermectins production will eventually become a substantial product line for us due to its high market demand and considerable gross profit margin. However, we currently do not generate material profits from this product due to the small amounts we produce, which are not yet sufficient to cover the associated overhead costs. In order to achieve economies of scale and profitability, we believe we will need to produce approximately 100 metric tons per year.

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

Because of its seasonality, we temporarily suspended its production in November 2007 but expect to continue in late February 2008. Because we have only a short production history with this product, we cannot predict future profitability. However, during our production, gross profit margins were approximately 30%.

Management strongly believes that through manufacturing innovative products to meet market demand, we would be able to command better profit margins, diversify our product lines and minimize our operating risks.

We believe that better living standards may lead to higher consumption of our products in the PRC. The robust and continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, are all drivers in the demand for our products. We also believe that the strong growth in the PRC pharmaceutical industry can increase the selling prices of our major products, and enhance our revenues and increase our gross profit margins.

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

Our rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100%. We have a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and then reprocessing of non-conforming products.

Recently some PRC national and local authorities carefully inspected our production lines and workshops, and then certified both the quality of our equipments and the safety of our production. Now all our production facilities have been fully certified GMP (Good Manufacturing Practice for Drugs), ISO9001 and HACCP. The State Food and Drug Administration certified our production facilities again and extended the production permit to October 2010. Recently CCIC Conformity Assessment Services Co. renewed our HACCP certificate. HACCP, or Hazard Analysis and Critical Control Points, is a systematic preventive approach to food and pharmaceutical safety which aims at identifying and eliminating or reducing the critical control points where risks might arise, rather than merely inspecting the finished products.

At the same time, we have been seeking to get our products recognized by international authorities. Most of our products are also certified HALAL, KOSHER and IP GMO, which are recognized globally. We believe that helps our future expansion in oversea markets.

Our production lines are vertically integrated. Our production facilities are all inter-connected by an enclosed pipeline system to enhance overall production efficiency, minimize waste of water and raw materials, and avoid production contamination. We constantly develop new production technology to recycle our waste water and byproducts. At the same time, we are improving overall production efficiency by analyzing and ameliorating inefficient production processes.

In December 2006, the Changle local government negotiated with us to surrender the land use rights for our old factory in the downtown Changle for use in municipal construction. The land we occupied was 27,396 square meters. We purchased a bigger parcel of land in Changle Economic and Technology Development Zone with 85,880 square meters as described below.

After acquiring the land, we began to develop it and build a new glucose production complex with an anticipated production capacity of 120,000 tons per year. The new facility will be used to produce pharmaceutical grade glucose and other value-added glucose products. We plan to equip this complex with state-of-the-art machinery and technology, and employ strict quality control standards over it. We have already ordered the machinery and equipment for the glucose production complex and are training our employees to run it.

We commenced construction in early July 2007 and anticipate that construction will be completed in the first half of calendar year 2008.

We continue to strengthen our domestic sales network, which presently covers almost all provinces of mainland China except the Tibet Autonomous Region. We have established four representative offices in Chengdu, Guangzhou, Hangzhou and Nanchang to strengthen our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. Before the new glucose complex is put into use next year, the domestic market remains our focus and major customer base.

At the same time, we had a modest increase of global sales during the six months ended December 31, 2007. We have been successful in exporting more dextrose anhydrate and pharmaceutical grade oral glucose during the reporting period. Currently we export to customers in over sixty countries. Our international sales comprised approximately 10.7% of our total sales revenues during the six months ended December 31, 2007, slightly lower than the percentage of the corresponding period last year, although the volume and dollar amount both increased.

We are however cautious about our expanding international sales. China has been imposing more and more policies to discourage exports due to China’s trading surplus, especially those related to food and natural resources processing. Our international marketing team would carefully analyze our profitability by considering the effects of the gradual appreciation of Renminbi against the U.S. dollar and production costs before committing to such transactions.

We constantly seek to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We also believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the six months ended December 31, 2007, Weifang Xingda Feed Co. Ltd., our largest customer, accounted for 5.71% of our total sales revenues and Double Crane Pharmaceutical Co. Ltd, our largest pharmaceutical glucose customer, accounted for 1.33% of our total sales revenues. Our top ten customers accounted for only 32.0% for our total sales for the six months ended December 31, 2007, as compared to 28.0% for the same period last year.

Management is not aware of any adverse trends that are likely to materially affect our market and financial position. We will seek to continue to identify and pursue innovative products and technology to our increase market share and optimize our cost structure. Although we can offer no assurance, we anticipate our current sales growth will continue for the remainder of this fiscal year. Our ability to meet increased customer demand and stay profitable will however still depend on factors such as our production capacity and working capital.

Results of Operations

Three Months Ended December 31, 2007 Compared with Three Months Ended December 31, 2006

The following table shows our operating results for the three months ended December 31, 2006 and 2007.

	Three months ended December 31, 2007	Three months ended December 31, 2006
Sales Revenue	24,954,288	12,310,489
Costs of Goods Sold	19,086,274	9,237,442
Gross Profit	5,868,014	3,073,047
Sales, General and Administrative Expenses	1,814,376	958,077
Operating Income	4,053,638	2,114,970
Other Net Income (Expense)	(442,730)	(282,276)
Income before Income Taxes	3,610,908	1,832,694
Provision for Income Taxes	481,323	243,723
Net income	3,129,585	1,588,971

Sales revenue for the three months ended December 31, 2007 was $24,954,288, an increase of $12,643,799, or 102.7% compared with the corresponding period in 2006. The increased sales revenues were principally due to our cornstarch production, higher product prices, and the diversification of product lines and the expansion of sales of higher-value products.

Costs of goods sold for the three months ended December 31, 2007 was $19,086,274, an increase of $9,848,832, or 106.6% compared with the corresponding period in 2006. The increase in cost of goods sold primarily resulted from the increase in sales of our products.

Gross profit for the three months ended December 31, 2007 was $5,868,014, an increase of $2,794,967, or 91% compared with the corresponding period in 2006. The increase in gross profit was principally attributable to the economies of scale resulting from the expansion of our production output and enhanced operating efficiencies. At the same time, we were able to pass on raw material cost increases to our customers.

Gross profit margin for the three months ended December 31, 2007 was 23.5%, a decrease from 25.0% for the same period in 2006. This one and a half percentage point decrease of overall gross profit margin was principally due to our increased sales of cornstarch, a product with lower profit margins.

Selling, General and Administrative expenses for the three months ended December 31, 2007 were $1,814,376, an increase of $856,299, or 89.4% compared with the corresponding period in 2006. The increase in our Selling, General and Administrative expenses was the result of the expansion of our production output and domestic sales network. Larger quantity of cornstarch also called for higher shipping costs.

Net income for the three months ended December 31, 2007 was $3,129,585, an increase of $1,540,614, or 97% compared with the corresponding period in 2006. Generally, the increase in net income was due to the increase in our product prices, sales volume and the introduction of new products.

Six Months Ended December 31, 2007 Compared with Six Months Ended December 31, 2006

The following table shows our operating results for the six months ended December 31, 2006 and 2007.

	Six months ended December 31, 2007	Six months ended December 31, 2006
Sales Revenue	44,327,357	22,909,810
Costs of Goods Sold	33,865,306	17,397,319
Gross Profit	10,462,051	5,512,491
Sales, General and Administrative Expenses	3,510,931	1,929,945
Operating Income	6,951,120	3,582,546
Other Net Income (Expense)	(781,856)	(208,406)
Income before Income Taxes	6,169,264	3,374,140
Provision for Income Taxes	787,168	301,138
Net income	5,382,096	3,073,002

Sales revenue for the six months ended December 31, 2007 was $44,327,357, an increase of $21,417,547, or 93.5% compared with the corresponding period in 2006.

Production from our new cornstarch facility was the principal driver of our sales performance. Sales of the excess cornstarch to outside customers constituted 33.5% of our total sales for these six months. Higher product prices of our glucose products were also a driver of higher revenues. Unit prices for most of our products increased an average of 11% from those in the same period last year. Our efforts in diversifying product lines, as well as in expanding the sales of higher-value products, were also an important factor. Revenues from products other than glucose and cornstarch amounted $11.7 million, or 5.9 times of the number for the corresponding period last year.

Costs of goods sold for the six months ended December 31, 2007 was $33,865,306, an increase of $16,467,987, or 94.7% compared with the corresponding period in 2006. The increase in cost of goods sold primarily resulted from the increase in sales of our products.

Gross profit for the six months ended December 31, 2007 was $10,462,051, an increase of $4,949,560, or 89.8% compared with the corresponding period in 2006. The increase in gross profit was primarily attributable to the economies of scale resulting from the expansion of our production output and enhanced operating efficiency. Although product cost increased as a result of commodity price increases and other raw material price increases, the selling price was higher than the price increase of raw materials, thus making our gross profit higher.

Gross profit margin for the six months ended December 31, 2007 was 23.6%, a slight decrease from 24.1% for the same period in 2006. Sales of excess cornstarch to outside customers resulted in lower profit margins, because the gross profit margin for cornstarch is much lower than the overall profit margins. We anticipate that our gross profit margin will gradually improve as we increase our glucose processing capacity and achieve greater economies of scale in the production of our new products in the coming months.

Selling, General and Administrative expenses for the six months ended December 31, 2007 was $3,510,931, an increase of $1,580,986, or 81.9% compared with the corresponding period in 2006. The increase in our Selling, General and Administrative expenses was the result of the expansion of our production output and domestic sales network. We have also incurred additional administrative expenses, such as legal fees, audit fees, and investor relation expenses as a reporting company. Higher worker insurance requirements and environmental expenditures were also the causes of higher general and administrative expenses.

Net income for the six months ended December 31, 2007 was $5,382,096, an increase of $2,309,094, or 75.1% compared with the corresponding period in 2006. Generally, the increase of net income was due to the increase in our operating efficiency, the increase in product prices and sales volume, as well as the introduction of new products.

Liquidity and Capital Resources

Operating Activities

Six Months Ended December 31, 2007 and 2006

Net cash provided by operating activities for the six months ended December 31, 2007 was $9,628,193, an increase of $7,180,330 from $2,447,863 provided in operating activities for the same period in 2006. As our existing operations have matured, they have been able to generate additional cash. The increase in net cash provided by operations was principally derived from the collection of receivables and advances from customers, as well as from other receivables.

Investing Activities

Six Months Ended December 31, 2007 and 2006

Net cash used in investing activities for the six months ended December 31, 2007 was $10,739,919, compared to $9,600,712 used for the same period in 2006. Most of the cash had been spent on the advances for the purchase of machinery and equipment for the new glucose manufacturing complex, as well as the associated construction.

Our preliminary budget for constructing our new glucose complex was approximately $12 million. As of December 31, 2007, we spent approximately $15.9 million on construction and for the purchase of the machinery and equipment, taking into account the accelerated appreciation of the Renminbi against the US dollar and the increase in various costs due to the inflation from a robust PRC economy. After its completion, we anticipate the necessary working capital will be at least $6 million, based on the projected sales and ordinary business cycles. We anticipate that we will seek outside funding from banks or the equity markets in order to fund such capital requirements. There can be no assurance, however, that the necessary funds will be available to us, or, if available, that they will be available on acceptable terms.

Financing Activities

Significant Events

On May 15, 2007, we completed, at a price of $2 per share, a private placement of 8,750,000 shares and 4,375,000 attached five year warrants to purchase our common stock at an exercise price of $2.60 per share, as adjusted. We received net proceeds of $15,256,428 from that offering.

Six Months Ended December 31, 2007 and 2006

Net cash used in financing activities for the six months ended December 31, 2007 was $4,358,725, compared to $6,943,744 provided for the same period in fiscal 2006. We used part of the proceeds from our equity financing to repay our outstanding debt, both long term notes and short term debts, focusing on those with high interest rates or with less favorable terms. By lowering our debt to equity ratio, we believe we successfully enhanced our financial standing.

In addition to building the new glucose manufacturing complex, as well as the acquisition of new machinery and equipment for our new plant, we plan to upgrade our existing glucose production facility by replacing our old machinery to produce more “complex” glucose products such as anhydrous glucose transfusion, monohydrate glucose transfusion and oral glucose.

After the construction and the upgrade, we anticipate that at least 70% (up from current 40%) of the cornstarch produced by the new cornstarch production plant will be used by us as raw material for the production of our glucose products. This upgrade will not only allow for increased production of higher grade glucose, but also facilitate the extension of our dextrose series of products. We anticipate that this will result in higher profit margins and greater revenues.

Loans

Before our equity financing, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $15,697,950 and $18,870,250 short term bank loans outstanding as of December 31, and June 30, 2007, respectively. The loans were secured by Weifang Shengtai’s properties. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any of these loans.

Weifang Shengtai also had non-current payables, which are classified as long term liabilities, of $3,183,858 and $3,661,472 as of December 31, and June 30, 2007, respectively.

We have focused on lowering our liabilities, short term or long term loans, in order to improve our financial position

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $9,734,100 and $8,560,650 as of December 31, and June 30, 2007, respectively.

Future cash commitments

We anticipate the need for $6 million as working capital to run our new glucose complex. The exact amount would be determined based on both the market demand of our products and the time needed for this complex to run at full capacity.

As of December 31, 2007, we expended approximately $15.9 million for the glucose manufacturing complex, including the cost for acquiring the land, construction of plant, and the purchase of new machinery and equipment.

We also estimate that the upgrade of our existing glucose production facility will be completed in the first half of calendar 2008. We anticipate the necessary capital to be between $2 million and $3 million.

A portion of our capital requirements will be funded from the cash generated by operations and the proceeds of our May 2007 private placement, and the remaining portion can be financed, as set forth above.

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

Country Risk. Substantially all of our business, assets and operations are located and conducted in the PRC. While the PRC’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in regulations applicable to us. If there are any changes in any policy by the PRC government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

(b)  Changes in Internal Control over Financial Reporting

During the six months ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on September 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description	Form	Filing Date/period End Date	Filed - Furnished Herewith*
3.1	Amended and Restated Certificate of Incorporation	Form 10-SB	September 26, 2006

3.2	By Laws	Form 10-SB	September 26, 2006

4.1	Form of Warrants to Investors	Form 8-K	May 21, 2007

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc.	Form 8-K	May 21, 2007

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers	Form 8-K	May 21, 2007

10.3	Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan	Form S-8	January 30, 2008

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Qingtai Liu;			*

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yizhao Zhang;			*

32.1	Certification pursuant to 18 U.S.C. 1350.			*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: February 14, 2008	/s/ Qingtai Liu
Qingtai Liu Chief Executive Officer

Dated: February 14, 2008	/s/ Yizhao Zhang
Yizhao Zhang Chief Financial Officer