Form 10-Q
period 2008-03-31
Shengtai Pharmaceutical, Inc.
filed 2008-05-15
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

011-86-536-6295728
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

PART I - FINANCIAL INFORMATION

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND JUNE 30, 2007

ASSETS

	March 31,	June 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$3,229,336	$6,420,439
Restricted cash	2,490,000	6,128,500
Accounts receivable, net of allowance for doubtful accounts of $350,618
and $431,178 as of March 31, 2008 and June 30, 2007, respectively	7,530,395	5,779,967
Notes receivable	567,571	984,675
Other receivables	1,416,761	2,984,484
Other receivables - related parties	-	2,491,656
Other receivables - shareholder	-	1,229,625
Loan to related party	-	657,500
Inventories	6,222,975	4,449,267
Prepayments	805,641	140,376
Total current assets	22,262,679	31,266,489

PLANT AND EQUIPMENT, net	41,998,981	30,178,074

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	3,395,183	2,675,678
Loan to related party - non-current	428,400	394,500
Prepayments - non-current	17,979,164	7,429,371
Intangible assets - land use right, net of accumulated amortization	2,272,278	1,816,021
Total other assets	24,075,025	12,315,570

Total assets	$88,336,685	$73,760,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,224,288	$3,807,997
Accounts payable - related parties	507,612	949,992
Notes payable - banks	4,284,000	8,942,000
Short term loans	21,934,080	18,870,250
Accrued liabilities	135,731	229,643
Other payable	2,407,234	1,526,903
Employee loans	1,651,578	596,516
Employee loan - officer	52,572	-
Third party loan	421,776	318,274
Dividends payable		-
Customer deposit	1,181,468	796,228
Long term loan - current maturity	414,120	381,350
Taxes payable	4,625,019	2,048,932
Total current liabilities	42,839,478	38,468,085

LONG TERM LIABILITIES
Other payable - noncurrent	2,965,162	3,661,472
Total long term liabilities	2,965,162	3,661,472

Total liabilities	45,804,640	42,129,557

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,069,805 and 18,875,000 shares issued and outstanding as of
March 31, 2008 and June 30, 2007, respectively	19,070	18,875
Additional paid-in capital	19,828,665	19,163,549
Statutory reserves	1,735,484	1,735,484
Retained earnings	17,154,919	9,885,670
Accumulated other comprehensive income	3,793,907	826,998
Total shareholders' equity	42,532,045	31,630,576

Total liabilities and shareholders' equity	$88,336,685	$73,760,133

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
SALES REVENUE	$20,701,577	$12,563,088	$65,028,934	$35,472,898

COST OF SALES	16,220,665	9,297,002	50,085,971	26,694,321

GROSS PROFIT	4,480,912	3,266,086	14,942,963	8,778,577

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,603,932	1,059,579	5,114,863	2,989,524

INCOME FROM OPERATIONS	2,876,980	2,206,507	9,828,100	5,789,053

OTHER (EXPENSE) INCOME:
Earnings on equity investment	43,070	83,182	192,826	105,389
Non-operating income	67,451	1,704	177,160	98,867
Non-operating expense	(96,191)	(18)	(300,035)	(2,801)
Interest expense and other charges	(738,634)	(323,688)	(1,674,515)	(692,326)
Interest income	55,697	42,396	154,101	86,041
Other (expense), net	(668,607)	(196,424)	(1,450,463)	(404,830)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,208,373	2,010,083	8,377,637	5,384,223

PROVISION FOR INCOME TAXES	321,220	216,990	1,108,388	518,128

NET INCOME	1,887,153	1,793,093	7,269,249	4,866,095

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,554,258	130,758	2,966,909	377,729

COMPREHENSIVE INCOME	$3,441,411	$1,923,851	$10,236,158	$5,243,824

EARNINGS PER SHARE
Basic	$0.10	$0.18	$0.38	$0.48
Diluted	$0.10	$0.18	$0.36	$0.48

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,069,805	10,125,000	18,967,857	10,125,000
Diluted	19,845,195	10,125,000	19,959,689	10,125,000

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional	Capital	Retained earnings		Accumulated other
	Common stock		Paid-in	contribution	Statutory		comprehensive
	Shares	Par value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, June 30, 2006	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$3,470,940	$185,402	$6,657,430

Net income						4,866,095		4,866,095
Foreign currency translation adjustments							377,729	377,729

BALANCE, March 31, 2007 (Unaudited)	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$8,337,035	$563,131	$11,901,254

Issuance of common stock	8,750,000	8,750	15,247,678					15,256,428
Capital contribution received				1,925,996				1,925,996
Net income						2,283,031		2,283,031
Adjustment to statutory reserve					734,396	(734,396)		-
Foreign currency translation adjustments							263,867	263,867

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$-	$1,735,484	$9,885,670	$826,998	$31,630,576

Exercised warrants	194,805	195	506,298					506,493
Net income						7,269,249		7,269,249
Option issued to employees			158,818					158,818
Foreign currency translation adjustments							2,966,909	2,966,909

BALANCE, March, 2008 (Unaudited)	19,069,805	$19,070	$19,828,665	$-	$1,735,484	$17,154,919	$3,793,907	$42,532,045

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED March 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,269,249	$4,866,095
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	2,076,992	1,295,570
Amortization	38,263	31,992
Allowance for bad debts	16,558	53,445
Gain on equipment disposal	(91,480)	-
Gain on disposal of land use right	(24,783)	-
Compensation expense for options issued to employees	158,818	-
Earnings on equity investment	(192,826)	(105,389)
Change in operating assets and liabilities:
Accounts receivable	(1,108,695)	(2,401,163)
Notes receivable	380,411	147,315
Other receivables	1,987,660	473,493
Other receivables - related parties	2,570,100	(575,729)
Other receivables - shareholder	1,273,495	(20,900)
Inventories	(1,404,996)	(1,175,968)
Prepayments	(620,451)	87,447
Prepayments - related parties	-	(746,328)
Accounts payable	(595,474)	2,756,521
Accounts payable - related parties	(1,252,106)	(467,190)
Accrued liabilities	(568,922)	169,404
Accrued liabilities - related party	482,160	-
Other payable	362,035	105,702
Other payable- equipment purchase	(1,241,003)	-
Other payable- discount on equipment purchase	626,370	-
Customer deposit	297,543	1,128,506
Taxes payable	2,261,984	316,605
Net cash provided by operating activities	12,700,902	5,939,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity investment	-	(904,043)
Purchases of plant and equipment	(154,262)	(497,603)
Proceeds from equipment disposal	35,266	-
Additions to construction in progress	(7,725,153)	(11,697,698)
Acquisition of land use right	(324,031)	(10,747)
Purchase of software program	(5,426)	-
Advances on plant and equipment purchase	(9,876,385)	(1,069,809)
Loan repayment from related party	678,200	-
Proceed from land use right disposal	30,826	-
Net cash used in investing activities	(17,340,965)	(14,179,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	3,407,360	(1,518,640)
Borrowings on notes payable - banks	5,425,600	12,959,405
Payments on notes payable - banks	(10,579,920)	(11,431,445)
Borrowings on short term loans	12,750,160	17,100,419
Payments on short term loans	(11,380,196)	(7,550,669)
Borrowings on employee loans	1,412,554	627,960
Payments on employee loans	(459,082)	(378,336)
Borrowings on employee loan - officer	45,187	-
Borrowings on third party loan	2,898,529	-
Payments on third party loan	(2,826,195)	-
Payments on long term loans	-	(1,334,641)
Cash proceeds from issuance of common stock	506,493	-
Dividend paid to shareholders	-	(395,838)
Net cash provided by financing activities	1,200,490	8,078,215

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	248,470	14,494

DECREASE IN CASH	(3,191,103)	(147,763)

CASH, beginning of period	6,420,439	502,457

CASH, end of period	$3,229,336	$354,694

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

In addition, on May 15, 2007, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with nineteen accredited investors (the “Purchasers”). Pursuant to the Share Purchase agreement, the Purchasers acquired 8,750,000 shares of common stock and 4,375,000 attached warrants for $2.00 per unit (or an aggregate purchase price of $17,500,000) and for total net proceeds of $15,256,428. The exercise price of the warrants $2.60 per share and the term of the warrants is five years.

In conjunction with this Share Purchase Agreement, Mr. Qingtai Liu, the controlling stockholder and chief executive officer, placed an aggregate 5,000,000 shares of common stock in an escrow account held with Tri-State Title & Escrow, LLC upon closing of the Share Purchase Agreement. Pursuant to the Share Purchase Agreement, one half of the shares in escrow are to be released to the Purchasers on a pro-rated basis if the audited consolidated financial statements of the Company prepared in accordance with US generally accepted accounting principles (GAAP) do not reflect at least after-tax net income of at least $7,000,000 or fully diluted earnings per share of $0.33 for the fiscal year ended June 30, 2007; and if the audited consolidated financial statements of the Company prepared in accordance with US GAAP do not reflect at least an after-tax net income of $9,000,000 or fully diluted earnings per share of $0.43 for the fiscal year ending June 30, 2008, the second half of the escrow shares will be distributed on a pro-rated basis to the Purchasers. The Company determined that the threshold for the year ended June 30, 2007 has been met.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On December 25, 2003, Bio-One Corporation (referred to as “Bio-One”), a Nevada corporation signed a joint venture agreement with Weifang Shengtai. Pursuant to the Joint Venture Agreement, Bio-One acquired a 51% interest in Weifang Shengtai for $2,000,000 cash, to fund its share of the registered capital, and 2,090,000 shares of Bio-One’s Series A preferred stock issued to the former shareholders of Weifang Shengtai. Weifang Shengtai’s business term was for 20 years with registered capital of $3,920,000. Bio-One paid its $2,000,000 contribution in 2004. The original shareholders contributed a total of $1,920,000 between 1999 and 2004.

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying balance sheet, and related interim statements of income, shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items. All material inter-company transactions and balances have been eliminated in the consolidation.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $3,793,907 as of March 31, 2008 and $826,998 as of June 30, 2007. Assets and liabilities were translated at 7.00 RMB and 7.60 RMB to $1.00 at March 31, 2008 and June 30, 2007, respectively. The equity accounts were stated at their historical cost. The average translation rates applied to income statement for the nine months ended March 31, 2008 and 2007 were 7.37 RMB and 7.85 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). Most of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government, except that 13% VAT applies to our products of corn plumules. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product and certain freight expenses.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $2,647,833 and $1,479,144 for the nine months ended March 31, 2008 and 2007, respectively. Shipping and handling costs related to costs of goods sold amounted to $768,076 and $350,952 for the three months ended March 31, 2008 and 2007.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates potential losses on outstanding receivables. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Stock-based compensation

The Company records stock based compensation expense pursuant to FAS 123R. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under FAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. FAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and the United States of America. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Total cash (including restricted cash balances) in banks at March 31, 2008 and June 30, 2007 amounted to $4,772,232 and $12,052,823 respectively of which $100,000 is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net income for earnings per share	$1,887,153	$1,793,093

Weighted average shares used in basic computation	19,069,805	10,125,000
Diluted effect of warrants	775,390	-
Weighted average shares used in diluted computation	19,845,195	10,125,000

Earnings per share
Basic	$0.10	$0.18
Diluted	$0.10	$0.18

	Nine months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net income for earnings per share	$7,269,249	$4,866,095

Weighted average shares used in basic computation	18,967,857	10,125,000
Diluted effect of warrants	991,832	-
Weighted average shares used in diluted computation	19,959,689	10,125,000

Earnings per share
Basic	$0.38	$0.48
Diluted	$0.36	$0.48

At March 31, 2008, 4,598,945,shares of outstanding warrants were included in the three and nine months ended March 31, 2008 calculation of diluted earnings per share. At March 31, 2007, no shares of outstanding warrants were included in the three and nine months ended March 31, 2007 calculation of diluted earnings per share.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of March 31, 2008 and June 30, 2007, these amounts totaled $2,187,947 and $5,628,500, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Under the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. These funds can only be disbursed after certain criteria are met. As of March 31, 2008 and June 30, 2007, the amount not disbursed was $348,000 and $500,000, respectively, and this balance is classified under restricted cash in the Company’s consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable outstanding at March 31, 2008 and June 30, 2007 amounted to $7,881,013 and $6,211,145, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful account is recorded in the period of the related sales. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

The activity in the allowance for doubtful accounts for trade accounts receivable for the periods ended March 31, 2008 and June 30, 2007 is as follows:

	Nine months ended	Year ended
	March 31, 2008	June 30, 2007
	(Unaudited)
Beginning, allowance for doubtful accounts	$431,178	$357,970
Additions charged to bad debt expense	16,558	271,602
Write-off charged against the allowance	(135,044)	(217,838)
Foreign currency translation adjustments	37,926	19,444
Ending, allowance for doubtful accounts	$350,618	$431,178

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

The Company’s concentrations of credit risk are primarily in trade accounts receivable. Management conducts credit evaluations of customers but generally has not required collateral or other security interests when granting credit. Management estimates uncollectible accounts based primarily on the age of the receivables but also when payment problems with specific customers are identified. For the nine months ended March 31, 2008 and 2007, the top ten customers accounted for 35% and 33%, respectively, of total sales. Account receivable from these customer amounted to $1,259,827 and $928,238 as of March 31, 2008 and 2007.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

For export sales, management frequently requires significant down payments or letter of credit prior to shipment. During the year, the Company maintains export credit insurance to protect against the risk that the overseas customers may default on settlement.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks include the political, economic and legal environments as well as restrictions on foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
Raw materials	$2,110,273	$2,297,901
Work-in-progress	1,469,412	1,130,900
Finished goods	2,643,290	1,020,466
Total	$6,222,975	$4,449,267

The Company reviews its inventory periodically for possible obsolete goods in order to determine if any reserves are necessary. As of March 31, 2008 and June 30, 2007, management determined no reserves were necessary.

Plant and equipment and depreciation

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether carrying values have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
Buildings and Improvements	$6,258,427	$5,272,190
Machinery and equipment	36,459,236	22,257,978
Automobile facilities	546,741	487,319
Electronic equipment	343,172	307,391
Construction in progress	8,290,131	9,055,482
Total	51,897,707	37,380,360
Accumulated depreciation	9,898,726	7,202,286
Total	$41,998,981	$30,178,074

Depreciation expense for the nine months ended March 31, 2008 and 2007 amounted to $2,076,992 and $1,295,570, respectively. Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $889,826 and $492,804, respectively.

Interest costs totaling $413,928 and $572,687 were capitalized into construction in progress for the nine months ended March 31, 2008 and 2007, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2008 and 2007 amounted to $127,868 and $180,738, respectively.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Summarized financial information of Changle Shengshi is as follows:

	March 31, 2008	June 30, 2007
	(Unaudited)
Current assets	$6,579,106	$8,065,168
Non-current assets	26,995,842	23,027,549
Total assets	$33,574,948	$31,092,717

Current liabilities	$12,286,475	$14,137,526
Non-current liabilities	4,312,560	3,576,800
Shareholders' equity	16,975,913	13,378,391
Total liabilities and shareholders' equity	$33,574,948	$31,092,717

Summarized financial information of Changle Shengshi for the nine months ended is as follows:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Net sales	$22,590,696	$11,576,040
Gross profit	$5,211,473	$2,198,452
Income before taxes	$4,021,604	$1,319,949
Net income	$2,432,468	$1,091,431

Company share of income	$486,494	$218,286
Elimination of intercompany profit	272,206	112,897
Company’s share of net income	$214,288	$105,389

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On June 30, 2007 the Company sold land use right at an auction due to relocation in one of the Company’s manufacturing plants. The net book value of the land use right sold totaled $306,984. The sales price for the sale of the land use rights was $1,998,685. As of March 31, 2008, total proceeds had been received.

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

At March 31, 2008 and June 30, 2007, accumulated amortization amounted to $167,007 and $96,299, respectively. Total amortization expense for the nine months ended March 31, 2008 and 2007 amounted to $36,278 and $31,992, respectively. Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $14,443 and $10,833, respectively.

Income taxes

The Company reports income taxes under SFAS 109 which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently payable plus deferred taxes. There are no deferred tax amounts at March 31, 2008 and June 30, 2007.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also recorded against equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

VAT on sales and VAT on purchases amounted to $10,071,774 and $7,909,022 for the nine months ended March 31, 2008, and $5,544,690 and $4,772,785 for the nine months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday. VAT on sales and VAT on purchases amounted to $3,455,146 and $2,829,511 for the three months ended March 31, 2008, and $2,001,457 and $1,571,058 for the three months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the nine months ended March 31, 2008 and 2007 amounted to $14,494 and $93,936, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Interest paid net of capitalized amounts for the nine months ended March 31, 2008 and 2007 amounted to $990,105 and $413,037, respectively.

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

The Company’s utilities are partially provided by Changle Shengshi, a related party, as described in Note 2 under the caption “Investment in Changle Shengshi Redian Co., Ltd”. The Company had a total of $507,612 and $949,992 of accounts payable due to Changle Shengshi at March 31, 2008 and June 30, 2007, respectively. The utilities expense amounted to $5,516,287 and $2,308,729 for the nine months ended March 31, 2008 and 2007, respectively. The utilities expense for the three months ended March 31, 2008 and 2007 amounted to $1,481,203 and $909,539, respectively.

The Company loaned money to Changle Shengshi and entered into two loan contracts as follows:

	March 31, 2008	June 30, 2007
	(Unaudited)

Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$-	$657,500

Due on September 14, 2009, unsecured, 7.6% interest rate per annum	428,400	394,500
	$428,400	$1,052,000

The Company also loaned money to Changle Shengshi in June 2007, for temporary cash flow needs. This transaction is recurring in nature. The Company does not charge interest on these receivables and it is due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. This balance was repaid by Changle Shengshi in July 2007.

For business convenience, the Company purchased starch from Shouguang Shengtai Starch Co. Ltd. (“Shouguang Shengtai”), a company owned 40% by Mr. Qingtai Liu, the Company’s chief executive officer. Since the Company initiated production of starch, no more purchases were made from Shouguang Shengtai. Balance as of March 31, 2008 and June 30, 2007 was $0 and $992,449, respectively. Total related party purchases from Shouguang Shengtai for the nine months ended March 31, 2008 and 2007 amounted to $0 and $12,839,488, respectively, which represents approximately 0% and 53% of the Company’s purchase of raw materials for the nine months ended March 31, 2008 and 2007, respectively. Purchases for the three months ended March 31, 2008 and 2007 amounted to $0 and $5,728,548, respectively, which represents approximately 0% and 19% of the Company’s purchase of raw material for the three months ended March 31, 2008 and 2007.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The following table summarizes other receivable - related parties as of March 31, 2008 and June 30, 2007 are as follows:

	March 31, 2008	June 30, 2007
	(Unaudited)
Changle Shengshi Redian Co., Ltd	$-	$1,499,207

Shouguang Shengtai Starch Co. Ltd	-	992,449
	$-	$2,491,656

Note 5 - Prepayments

Prepayments represent partial payments or deposits on inventory purchases and amounted to $805,641 and $140,376 as of March 31, 2008 and June 30, 2007, respectively.

Prepayments - non-current represent partial payments or deposits on plant and equipment purchases and amounted to $17,979,164 and $7,429,371 as of March 31, 2008 and June 30, 2007, respectively.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
Loan from Bank of China, due various dates from April 2008 to March 2009. Monthly interest-only payments with interest rates ranging from 7.313% to 8.964% per annum, guaranteed by unrelated third party and secured by properties	$13,366,080	$10,993,400

Loan from Industrial and Commercial Bank of China, due various dates from April 2008 to January 2009 monthly interest-only payments with interest rates ranging from 8.307% to 8.964% per annum, guaranteed by unrelated third party and secured by properties	3,570,000	3,945,000

Loan from Agriculture Bank of China, Due various dates from April 2008 to February 2009. Monthly interest-only payments with interest at 8.964% per annum, Guaranteed by unrelated third party and secured by properties	2,142,000	1,959,350

Loan from Communication Bank, due July 2007. Monthly interest-only payments at 7.2% per annum, guaranteed by unrelated third party, unsecured	-	1,972,500

Loan from Commercial Bank, due July 2008. Monthly interest-only payments at 8.019% per annum, guaranteed by unrelated third party, unsecured	1,428,000	-

Loan from ShangHai PuFa Bank, due October 2008. Monthly interest-only payments at 8.384% per annum, guaranteed by unrelated third party, unsecured	1,428,000

Total	$21,934,080	$18,870,250

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Notes payable - banks

Notes payable - banks represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
Bank of China, due in October 2007, restricted cash required 50% of loan amount, guaranteed by unrelated third party	$-	$4,997,000

Industrial and Commercial Bank of China, $1,428,000 due in August 2008, $2,856,000 due in September 2008, restricted cash required 50% of loan amount, guaranteed by unrelated third party	4,284,000	3,945,000

Total	$4,284,000	$8,942,000

Employee loans

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The Company has borrowed monies from certain employees to fund the Company’s operations. The loans bear interest at 7.2% for the first six months then 10.8% thereafter and the principal is due upon demand. Employee loans amounted to $1,651,578 and $596,516 as of March 31, 2008 and June 30, 2007, respectively.

Employee loans - officer

The Company has borrowed monies from Mr. Qingtai Liu to fund the Company’s operations. The loans bear interest at 7.2% for the first six months then 10.8% thereafter and the principal is due upon demand. Employee loans from officer amounted to $52,572 and $0 as of March 31, 2008 and June 30, 2007, respectively. Interest expense paid is immaterial on these loans.

Third party loan

The Company borrowed money from an unrelated individual for use in operations. The loan bears 7.2% interest and the principal is due upon demand. Balance of the loan as of March 31, 2008 and June 30, 2007 amounted to $421,776 and $318,274, respectively.

Long term loan - current maturity

Long term loan - current maturity represents amounts due to various banks and other outside parties which are normally due within one year consisted of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
Agricultural Credit Union, interest at 7.84% per annum, due May 2008	$414,120	$381,350
Total	414,120	381,350

The remaining long term loan balance is expected to be repaid by May 2008.

Interest expense net of amounts capitalized into construction in progress for the nine months ended March 31, 2008 and 2007 on all debt amounted to $1,533,256 and $606,285, respectively. Interest expense net of amounts capitalized into construction in progress for the three months ended March 31, 2008 and 2007 on all debt amounted to $647,235 and $283,452, respectively.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first 2 years from September 2004 to August 2006 and 50% exemption for the third to fifth years from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered a special income tax rate of 24% for the company. With the approval of the local government, the Company is subject to income tax at a reduced rate of 12% from September 2006 to August 2009 after the two-year 24% exemption for income taxes until its exemption and reduction periods expire in August 2009.

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

The Company’s subsidiary, Weifang Shengtai, was established before March 16, 2007 and therefore is qualified to continue to be taxes at the reduced tax rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the company will be subject to 25% income tax according to the newly issued income tax regulation.

During the nine months ended March 31, 2008 and 2007, the provision for income taxes was $1,108,388 and 518,128, respectively. Income tax provision for the three months ended March 31, 2008 and 2007 amounted to $321,220 and $216,990, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2008 and 2007:

	2008	2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(12.0)	(23.4)
Total provision for income taxes	13.0%	9.6%

The estimated tax savings due to the tax exemption for the nine months ended March 31, 2008 and 2007 amounted to $1,699,248 and $1,258,666, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended March 31, 2008 and 2007 by $0.09 and $0.12, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the nine months ended March 31, 2008 and 2007 by $0.09 and $0.12, respectively. The estimated tax savings due to the tax exemption for the three months ended March 31, 2008 and 2007 amounted to $321,704 and $364,215, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended March 31, 2008 and 2007 by $0.02 and $0.04, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended March 31, 2008 and 2007 by $0.02 and $0.04, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Taxes payable

Taxes payable consisted of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
VAT payable	$2,509,391	$1,273,390
Individual income tax withheld	14,454	1,316
Income tax payable	2,091,481	764,827
Housing property tax payable	9,693	7,306
Others	-	2,093
Total	$4,625,019	$2,048,932

Note 8 - Commitments and Contingent liabilities

Guarantees

As of March 31, 2008, the Company guaranteed $8.1 million of short term loans for unrelated parties. The Company is obligated to perform under the guarantee if these parties failed to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.7 million including accrued interest. The Company did not record a liability for the guarantee because management believes the likelihood of that the Company will have to pay is remote. Detail of guarantee amount to the unrelated parties as of March 31, 2008 is as follows:

Company	Short Term Bank Loans
Chang Le Century Sun Paper Industry Co.	$999,600
Shangdong Kuangji Group Inc.	7,140,000
Total	$8,139,600

Note 9 - Shareholders’ equity

On May 15, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with nineteen accredited investors (the “Purchasers”). Pursuant to the Share Purchase Agreement, the Purchasers acquired 8,750,000 shares of common stock and 4,375,000 warrants for $2.00 per unit for $17,500,000 (net proceeds of $15,256,428.) In connection with the offering, the Company paid a placement fee equal to 12% of gross proceeds in cash totaling $2,100,000 and issued 218,750 warrants.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Warrants

The 4,375,000 warrants (“Investor Warrants”) carry an exercise price of $2.60 and a 5-year term. They are callable if the Company’s shares trade at $8.00 for 20 consecutive trading days and underlying shares are registered for resale. The warrants contain a standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization and a change of control transaction.

The Company also issued 218,750 warrants (“Placement Agent Warrants”) to Brill Securities, the Placement Agent. These warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

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

			Weighted	Average
			Average	Remaining
	Warrants Outstanding	Warrants Exercisable	Exercise Price	Contractual Life
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.13
Granted	218,750	218,750	2.60	3.63
Forfeited	-	-	-	-
Exercised	194,805	194,805	2.60	-
Outstanding, March 31, 2008	4,498,945	4,498,945	$2.54	3.38

Stock options

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).

On May 14, 2008, the Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $3.34, which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years from the date of grant.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	3.22%
Expected life of the options	4 year
Expected volatility	146%
Expected dividend yield	0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on our current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. SFAS 123R allows use of the “simplified” method to determine the term when other information is not available. Because the Company does not have a history of employee stock options, the Company uses the simplified method to estimate the life of the option taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2007	-	-	-
Granted	660,000	$3.34	$-
Forfeited
Exercised
Outstanding March 31, 2008	660,000	$3.34	$-

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	4.83	$3.34	--

Compensation expense recognized for the nine and three months ended March 31, 2008 was $158,818.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the nine months ended March 31, 2008 and 2007, the Company did not transfer any funds to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 - Retirement benefit plans

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly basic salaries of all permanent current employees. The PRC government is responsible for the benefit liability to these retired employees. For the nine months ended March 31, 2008 and 2007, the Company made pension contributions in the amount of $139,073 and $151,821, respectively. For the three months ended March 31, 2008 and 2007, the Company made pension contributions in the amount of $47,558 and $37,118, respectively.

Note 12 - Revenue by geographic area

The following table summarized financial information for the nine and three months ended March 31, 2008 and 2007 concerning the Company’s revenues based on geographic area:

For the nine months ended,

	March 31, 2008	March 31, 2007
Revenue	(Unaudited)	(Unaudited)
China	$58,498,996	$32,363,834
International	6,529,938	3,109,064
Total	$65,028,934	$35,472,898

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

For the three months ended,

	March 31, 2008		March 31, 2007
Revenue	(Unaudited	)	(Unaudited	)
China	$18,693,577		$11,468,189
International	2,008,000		1,094,899
Total	$20,701,577		$12,563,088

Note 13 - Subsequent event

Short term loans

Loan amount due to Bank of China in April 2008 amounted to $856,800 was subsequently repaid in April 2008. Subsequent to the balance sheet date, the Company has loan from Bank of China and Industrial and Commercial Bank of China at $856,800 and $428,400, respectively.

Stock option

On April 30, 2008, the Company hired Ms. Yiru Shi as Chief Financial Officer of the Company. Ms. Shi’s compensation is set forth in an employment agreement between Ms. Shi and the Company. Under that agreement, Ms. Shi is to be employed by the Company for three years, and is to receive compensation consisting of the following: (i) a salary of $108,000 per year; (ii) options (or warrants) to purchase 50,000 shares of common stock of the company at a strike price (or exercise price) of $3.30 per share each time the Company completes a financing transaction; (iii) if at the end of three years she has not received stock options (or warrants) to purchase at least 150,000 shares of common stock of the Company, the difference between 150,000 and the number of such options (or warrants) she has received; and (iv) in the discretion of management, additional shares as a bonus.

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

During the nine months ended March 31,2008, we produced a total of approximately 66,964 metric tons of glucose, and our sales for pharmaceutical grade glucose and other glucose products were $26 million, or 40.28% of our revenues. Because we ceased glucose production in our old facility in downtown Changle at the beginning of second quarter, the amount of glucose produced was lower than the corresponding period last year.

Our new cornstarch production facility, which has a maximum capacity to produce 240,000 metric tons of cornstarch per year, was fully completed at the end of October 2007. This new facility is close to our existing glucose production plant and new glucose production complex that is currently near completion of construction.

During the nine months ended March 31,2008, we produced a total of 127,511.91 metric tons of cornstarch, of which 44,943.56 metric tons were used to satisfy our own glucose production needs. Some excess cornstarch was then sold to outside customers, resulting in 33.72% of our total sales revenue. Although cornstarch had a lower gross profit margin than glucose, we nevertheless increased its production which generated necessary working capital and funds for construction of our new glucose complex. We believe that once we complete the upgrade of our existing facilities and complete our new glucose production complex in the first half of calendar 2008, we will utilize more cornstarch internally for the production of pharmaceutical glucose and other higher value-added products.

The principal raw material for pharmaceutical glucose is cornstarch. By using the products from our own cornstarch production facilities, we can ensure their quality and consistency. Also, because cornstarch is produced in house, we are able to eliminate shipping costs to transport the cornstarch to our glucose production facility and operating costs resulting in lower manufacturing costs.

Corn is the principal raw materials for our cornstarch. Since mid-2007 food prices have been climbing at double-digit annual inflation rates in China, mostly due to the shortages of pork and grain. Recently Chinese regulators reiterated publicly that they intended to control the development of industrial use of corn, such as the conversion of corn into ethanol. Chinese leaders worried that industrial demand for corn would raise the corn price and the government was determined to curb the use of corn for fuel.

At the same time, since December 11, 2007, Chinese regulators have been selling corn reserves to the open market on a weekly basis for approximately $240 per metric ton.

Management believes that stable corn prices will help maintain the availability of our raw materials, and therefore stabilize our gross profit margin. We consider these government policies have had and will continue to have positive effects on our operations.

In addition to our pharmaceutical glucose series of products and cornstarch, we also produce significant amount of other non-medicinal but glucose or cornstarch related products such as syrup, starch, dextrin, corn embryo, fibers, protein powders Avermectins, and sodium gluconate, which are used for food, beverage and other industrial purposes. Constituted approximately 26% of our total sales revenues for the nine months ended March 31, 2008.

During the nine months ended March 31, 2008, we expanded our manufacturing of Avermectins, which were a veterinary medicine derived from glucose. We have greatly improved the efficiencies of Avermectins production over the past year. The monthly capacity has increased, resulting in monthly capacity increasing from 700-800 kilograms to approximately 1000 kilograms. At the same time, we have increased yield coefficient from 90% to 93%. We believe that Avermectins production will eventually become a substantial product line due to its high market demand and considerable gross profit margin. However, we currently do not generate material profits from this product due to the small amounts we produce, which is not yet sufficient to cover the associated overhead costs. In order to achieve economies of scale and profitability, we believe we will need to produce approximately 100 metric tons.

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

It is our understanding that better living standards would lead to higher consumption of our products in the PRC. The robust and continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, are all drivers in the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margins.

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

Recently some national and local authorities carefully inspected our production lines and workshops, and then certified both the quality of our equipments and the safety of our production. Now all our production facilities have been fully certified cGMP (Good Manufacturing Practice for Drugs), ISO9001 and HACCP. The State Food and Drug Administration certified our production facilities again and extended the production permit to October 2010. Recently CCIC Conformity Assessment Services Co. renewed our HACCP certificate. HACCP, or Hazard Analysis and Critical Control Points, is a systematic preventive approach to food and pharmaceutical safety which aims at identifying and eliminating or reducing the critical control points where risks might arise, rather than merely inspecting the finished products.

At the same time, we have been striving to get our products recognized by international authorities. Most of our products are also certified HALAL, KOSHER and IP GMO, which are recognized globally. We believe that helps our future expansion in oversea markets.

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

We continue to strengthen our domestic sales network, which presently covers almost all provinces of mainland China except Tibet Autonomous Region. We have established four representative offices in Chengdu, Guangzhou, Hangzhou and Nanchang to strengthen our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. Before the new glucose complex is put into use next year, the domestic market remains our focus and major customer base.

At the same time, we witnessed a modest increase of global sales during the nine months ended March 31, 2008. We have been successful in exporting more dextrose anhydrate and pharmaceutical grade oral glucose during the reporting period. Currently we export to customers in over seventy countries. Our international sales comprised approximately 10.04% of our total sales revenues during the nine months ended March 31, 2008, slightly higher than the percentage of the corresponding period last year, although the volume and dollar amount both increased.

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

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We also believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the nine months ended March 31, 2007, Weifang Xingda Feed Co. Ltd, our largest customer, accounted for 5.16% of our total sales revenues; and Double Crane Pharmaceutical Co. Ltd, our largest pharmaceutical glucose customer, accounted for 1.38% of our total sales revenues. Our top ten customers accounted for only 34.92% for our total sales for the nine months ended March 31, 2008, as compared to 33.09% for the same period last year.

Management is not aware of any adverse trends that would materially affect our market and financial position. We will continue to identify and pursue innovative products and technology to our increase market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in our sales. Our ability to meet increased customer demand and stay profitable will however still depend on factors such as our production capacity and working capital.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

The following table shows our operating results for the three months ended March 31, 2007 and 2008.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Sales Revenue	20,701,577	12,563,088
Costs of Goods Sold	16,220,665	9,297,002
Gross Profit	4,480,912	3,266,086
Sales, General and Administrative Expenses	1,603,932	1,059,579
Operating Income	2,876,980	2,206,507
Other Income (Expense)	(668,607)	(196,424)
Income before Income Taxes	2,208,373	2,010,083
Provision for Income Taxes	321,220	216,990
Net income	1,887,153	1,793,093

Sales revenue for the three months ended March 31, 2008 was $20,701,557, an increase of $8,138,489, or 64.78% compared with the corresponding period in 2007. The increased sales revenues were principally due to our cornstarch production, higher product prices, and the diversification of product lines and the expansion of sales of higher-value products.

Costs of goods sold for the three months ended March 31, 2008 was $16,220,665, an increase of $6,923,663, or 74.47% compared with the corresponding period in 2007. The increase in cost of goods sold is primarily resulted from the increase in sales of our products and the increase of the raw material.

Gross profit for the three months ended March31, 2008 was $4,480,912, an increase of $1,214,826, or 37.20% compared with the corresponding period in 2007. The increase in gross profit was principally attributable to the economies of scale resulting from the expansion of our production output and enhanced operating efficiencies. At the same time, we were able to pass on raw material cost increases to our customers on some product lines.

Gross profit margin for the three months ended March 31, 2008 was 21.65%, a decrease from 26.00% for the same period in 2007. This four percentage points decrease of overall gross profit margin was principally due to the increase price of raw material, and our increased sales of cornstarch, a product with lower profit margin.

Selling, General and Administrative expenses for the three months ended March 31, 2008 was $1,603,932, an increase of $544,353, or 51.37% compared with the corresponding period in 2007. The increase in our Selling, General and Administrative expenses was the result of stock option issued in Janunary 2008, the expansion of our production output and domestic sales network. Larger quantity of cornstarch also called for higher shipping costs.

Net income for the three months ended March 31, 2008 was $1,887,153, an increase of 94,060, or 5.25% compared with the corresponding period in 2007. The increase of net income was due to Sales increase.

Nine Months Ended March 31, 2008 Compared with Nine Months Ended March 31, 2007

The following table shows our operating results for the nine months ended March 31, 2007 and 2008.

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
Sales Revenue	65,028,934	35,472,898
Costs of Goods Sold	50,085,971	26,694,321
Gross Profit	14,942,963	8,778,577
Sales, General and Administrative Expenses	5,114,863	2,989,524
Operating Income	9,828,100	5,789,053
Other Net Income (Expense)	(1,450,463)	(404,830)
Income before Income Taxes	8,377,637	5,384,223
Provision for Income Taxes	1,108,388	518,128
Net income	7,269,249	4,866,095

Sales revenue for the nine months ended March 31, 2008 was $65,028,934, an increase of $29,556,036, or 83.32% compared with the corresponding period in 2007.

Production from our new cornstarch facility was the principal driver of our sales performance. Sales of the excess cornstarch to outside customers constituted 33.72% of our total sales for these nine months. Higher product prices of our glucose products were also a driver of higher revenues. Unit prices for most of our glutose products increased an average of 0% from those in the same period last year. Unit prices for most of our corn starch products increased an average of 5.20% from those in the same period last year. Unit prices for most of our products other than glutose and corn starch decreased an average of 65% from those in the same period last year. Our efforts in diversifying product lines, as well as in expanding the sales of higher-value products, were also an important factor. Revenues from products other than glucose and cornstarch amounted $16.84 million, or 3.84 times of the number for the corresponding period last year.

Costs of goods sold for the nine months ended March 31, 2008 was $50,085,971, an increase of $23,391,650, or 87.63% compared with the corresponding period in 2007. The increase in cost of goods sold primarily resulted from the increase in sales of our products.

Gross profit for the nine months ended March 31, 2008 was $14,942,963, an increase of $6,164,386, or 70.22% compared with the corresponding period in 2007. The increase in gross profit was primarily attributable to the economies of scale resulting from the expansion of our production output and enhanced operating efficiency. Production from our new cornstarch facility was the principal driver of the increase of the gross profit. Our corn starch products increased gross profit of $655,760 and our products other than glutose and corn starch products increased the gross profit of $4,714,169 for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.
Gross profit margin for the nine months ended March 31, 2008 was 22.98%, a slight decrease from 24.75% for the same period in 2007. Sales of excess cornstarch to outside customers resulted in lower profit margins, because the gross profit margin for cornstarch is much lower than the overall profit margins. We anticipate that our gross profit margin will gradually improve as we increase our glucose processing capacity and achieve greater economies of scale in the production of our new products in the coming months.

Selling, General and Administrative expenses for the nine months ended March 31, 2008 was $5,114,863, an increase of $2,125,339, or 71.09% compared with the corresponding period in 2007. The increase in our Selling, General and Administrative expenses was the result of the expansion of our production output and domestic sales network. We have also incurred approximately $700,000 additional administrative expenses, such as legal fees, audit fees, stock compensation expenses and investor relation expenses as a reporting company. Higher worker insurance requirements and environmental expenditures were also the causes of higher general and administrative expenses.

Net income for the nine months ended March 31, 2008 was $7,269,249, an increase of $2,403,154, or 49.39% compared with the corresponding period in 2007. Generally, the increase of net income was due to the increase in our operating efficiency, the increase in product prices and sales volume, as well as the introduction of new products.

Liquidity and Capital Resources

Operating Activities

Nine Months Ended March 31, 2008 and 2007

Net cash provided by operating activities for the nine months ended March 31, 2008 was $12,700,902, an increase of $6,761,474 from $5,939,428 provided in operating activities for the same period in 2007. As our existing operations have matured, they have been able to generate additional cash. The increase in net cash provided by operations was principally derived from the collection of other receivables.

Investing Activities

Nine Months Ended March 31, 2008 and 2007

Net cash used in investing activities for the nine months ended March 31, 2008 was $17,340,965, compared to $14,179,900 used for the same period in 2007. Most of the cash had been spent on the advances for the purchase of machinery and equipment for the new glucose manufacturing complex, as well as the associated construction.

Our preliminary budget for constructing our new glucose complex is approximately $23 million. As of March 31, 2008, we have spent approximately $22.85 million on both construction and for the purchase of the machinery and equipment, taking into account the accelerated appreciation of the Renminbi against the US dollar and the increase in various costs due to the inflation from a robust PRC economy. After its completion, we anticipate the necessary working capital will be at least $7.62 million, based on the projected sales and ordinary business cycles. We anticipate that we will seek outside funding from banks or the equity markets in order to fund such capital requirements. There can be no assurance, however, that the necessary funds will be available to us, or, if available, that they will be available on acceptable terms.

Financing Activities

Significant Events

On May 15, 2007, we completed, at a price of $2 per share, a private placement of 8,750,000 shares and 4,375,000 attached five year warrants to purchase our common stock at an exercise price of $2.60 per share, as adjusted. We received net proceeds of $15,256,428 from that offering.

On January 4, 2008 we granted options to purchase 660,000 shares of common stock under our 2007 Stock Incentive Plan, with an exercise price of $3.30 per share, which was the closing price of a share of our common stock on the Over The Counter Bulletin Board on the date of grant. The options are vested immediately and no option can be exercised more than 10 years from the grant date.

On May 14, 2008, the directors of the Company have unanimously determined, in their discretion of the Plan that such options do not comply with the intent of the Compensation Committee or with the purpose of Incentive Stock Options in that they do not provide for a gradual vesting of the options and therefore were defective. The directors desire to correct this error and defect and to assure that Incentive Stock Options granted by the Corporation shall be consistent with the Plan. All of the 660,000 options purported to be issued on January 4, 2008 are rescinded pursuant to the Stock Incentive Plan. The Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options are vested over a period of three years from the date of grant.

Nine Months Ended March 31, 2008 and 2007

Net cash provided by financing activities for the nine months ended March 31, 2008 was $1,200,490, compared to $8,078,215 provided for the same period in fiscal 2007. We used part of the proceeds from our equity financing to repay our outstanding debt, both long term notes and short term debts, focusing on those with high interest rates or with less favorable terms. By lowering our debt to equity ratio, we believe we successfully enhanced our financial standing.

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

Loans

Before our equity financing, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $21,934,080 and $18,870,250 short term bank loans outstanding as of March 31, 2008 and June 30, 2007, respectively. The loans were secured by Weifang Shengtai’s properties. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any of these loans.

Weifang Shengtai also had non-current payables, which are classified as long term liabilities, of $2,965,162 and $3,661,472 as of March 31, 2008, and June 30, 2007, respectively.

We have focused on lowering our liabilities, short term or long term loans, in order to improve our financial position

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $8,139,600 and $8,560,650 as of March 31, 2008, and June 30, 2007, respectively.

Future cash commitments

We anticipate the need of $7.62 million as working capital to run the new glucose complex. The exact amount would be determined based on both the market demand of our products and the time needed for this complex to run at full capacity.

As of March 31, 2008, we have accumulated a total capital outlay of approximately $23 million for the glucose manufacturing complex, including the cost for acquiring the land, construction of plant, and the purchase of new machinery and equipment.

We also estimate that the upgrade of our existing glucose production facility will be completed in the first half of calendar 2008. We anticipate the necessary capital to be $7.2 million .

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

Foreign Currency Risk. Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Renminbi . Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi , there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the Renminbi is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Item 4. Controls and Procedure

(a)  Disclosure Controls and Procedures.

 Mr. Qingtai Liu, our Chief Executive Officer and Ms. Yiru Shi, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: May 15, 2008	/s/ Qingtai Liu
Qingtai LiuChief Executive Officer

Dated: May 15, 2008	/s/ Yiru Shi
Yiru Shi, Chief Financial Officer