Form 10-K
period 2008-06-30
Shengtai Pharmaceutical, Inc.
filed 2008-09-29
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number : 000-51312

SHENGTAI PHARMACEUTICAL, INC.
(formerly known as West Coast Car Company)
(Exact name of registrant as specified in itscharter)

Delaware	54-2155579
State or other jurisdiction of organization	(I.R.S. Employer incorporation or identification No.)

Changda Road East, Development District, Changle County, Shandong, P.R.C.	262400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including; area code 011-86-536-6295802

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
par value $0.001
(Title of class)

Indicate by check mark if the registrant is a w ell-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by  check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined& amp; lt; /font> in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* (8,041,780 shares of common stock) computed by reference to the price of $3.16 per share of common stock at which the common equity was last sold on December 31, 2007, the last day of our most recently completed second fiscal quarter, as reported on www.yahoo.com was: $25,412,025.

* Excludes common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of common stock outstanding on June 30, 2008.

There were 19,094,805 shares of Common Stock, par value $0.001, issued and outstanding as of September 24, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Although forward-looking statements in this Annual Report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in Item 1A—“Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. We make available on our web site under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

All references to “us,” “we,” the “Company” and “Shengtai” refer to Shengtai Pharmaceutical, Inc., and its subsidiaries, Weifang Shengtai Pharmaceutical Co., Ltd., a wholly foreign owned entity in the PRC (“Weifang Shengtai”) and Shengtai Holding Inc., a New Jersey Corporation. All references to “China” or the “PRC” refer to the People’s Republic of China.

Overview

We are through our wholly-owned subsidiary, Weifang Shengtai, a PRC-based company, a leading manufacturer and supplier of glucose products in the PRC. Our products include pharmaceutical grade glucose used for medical purposes, and glucose and starch products for the food and beverage industry, and for industrial production. Most of our sales are made domestically in the PRC.

Dextrose (a form of glucose) is one of the most important carbohydrates and the chief source of energy in the human body. As such, dextrose monohydrate is used in a wide array of pharmaceutical products such as transfusions and intravenous drips for restorative and nutritional purposes. (Source: A survey by the China Starch Industry Association.) (Source: An extract from “China’s Starch, Modified Starch and Crystallized Glucose Production Summary, 2006 edition”, published in July 2007 by the China Starch Industry Association).

Approximately 38.0% of our revenues for the fiscal year ended June 30, 2008, were attributable to sales of glucose products.

Approximately 31.7% of our sales revenues for the fiscal year ended June 30, 2008, were attributable to sales of starch products.

In addition to our pharmaceutical glucose series of products, we also produce the other medicinal product lines described below and glucose and starch products such as industrial glucose, starch, avermectins, and dextrin, which are used for food, beverage and industrial production.

We believe that the global market for pharmaceutical grade glucose (dextrose) is growing and is likely to continue to grow.

In the PRC alone, from 2002 to 2004, the annual demand for glucose has increased from approximately 250,000 tons to 800,000 tons per year, and the annual demand for glucose is expected to increase to 1.7 million tons per year by 2009 (Source: An extract from “Analysis on Present Situation and Prospect of Chinese Starch Sugar Industry” published by Starch and Sugar, Volume I of 2007).

Our Products

We manufacture two categories of products (i) pharmaceutical and medicinal grade products and (ii) raw materials for the food and beverage processing industries.

Pharmaceutical and medicinal grade products:

These products accounted for 32.6% of our sales for the fiscal year ended June 30, 2008. Set forth below is a list of our major pharmaceutical and medical grade products:

•	Dextrose Monohydrate Transfusion (25kg/bag)

•	Dextrose Anhydrous (25kg/bag)

•	Dextrin (25kg/bag)

•	Pharmaceutical Grade Cornstarch (25kg/bag)

Raw Materials for the Food and Beverage and Processing Industries:

We produce the following raw materials for the food and beverage and processing industries:

•	Industrial Glucose (25kg/bag,40kg/bag,500kg/bag)

•	Dextrose Monohydrate Oral (25kg/bag)

•	Food and Beverage Grade Cornstarch (25kg/bag, 500kg/bag)

•	Fibers (25kg/bag,30kg/bag)

•	Corn Embryo(30kg/bag)

•	Protein Powders(50kg/bag)

•	Phytin (Block)

Other Products

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is gaining popularity as a chelating agent in the PRC and is widely used in pharmaceutical, construction and chemistry industries. However, we discontinued this product line in May 2008 because we did not achieve economies of scale for this product and we wanted to focus our limited resources on our main product lines.

Sales of Products by Type and Geographic Locations

Approximately 89.3% of our revenues for the fiscal year ended June 30, 2008 were attributable to domestic sales made in the PRC.Set forth below is a breakdown of the principal products sold by us in different geographic locations over the previous three fiscal years and the revenues from such sales.

Sales by Product Dextrose Monohydrate (DMH)	FY 06/30/2006(Revenue) $	% of Total	FY 06/30/2007 (Revenue) $	% of Total	FY 06/30/2008 (Revenue) $	% of Total
Domestic	9,474,787.00	26.70	14,110,347.00	27.00	15,895,933.82	17.49
International	1,363,569.00	3.90	1,516,334.00	2.90	1,399,039.25	1.54
Dextrose Anhydrous
Domestic	762,238.00	2.20	1,409,117.00	2.70	3,801,014.49	4.18
International	534,253.00	1.40	1,009,844.00	1.90	3,376,338.41	3.72
Dextrose Monohydrate Oral
Domestic	17,123,772.00	47.50	11,398,510.00	22.00	2,974,842.00	3.30
International	2,431,263.00	6.70	2,553,863.00	4.90	4,341,758.00	4.80
Pharmaceutical Grade Cornstarch
Domestic	768,148.00	2.10	1,845,796.00	3.60	2,579,995.00	2.80
International	1,685.00	0.01	8,436.00	0.02	236,814.00	0.30

Sales and Marketing

Sales are carried out directly by our sales department and we are not dependent on distributors or middlemen. As of June 30, 2008, all the provinces except Tibet in the mainland PRC have been covered by our domestic sales network. We have established representative offices in 4 cities (Chengdu, Hangzhou, Nanchang, and Guangzhou) to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force, and improve our corporate image. We export our products to customers to over seventy countries, and we plan to increase our global sales.

In July, 2008, we restructured our sales department to better serve our customers and better accommodate expansion. We hired additional sales staff and subdivided the sales department into five separate sales departments, four of which represent different product lines: monohydrate glucose, anhydrous glucose, dextrose anhydrate oral and corn starch. Our fifth sales department focuses on sales outside of the PRC.

Delivery Methods

We utilize the following delivery methods: ground transportation, shipment by sea and by rail. Products sold internationally are shipped by sea. Approximately 89.3% of our products are delivered by ground transportation. We generally bear the costs and risks of transportation unless a customer specifies another mode of delivery.

The Glucose Production Process

Our glucose is made from enzyme-converted cornstarch. The glucose that we produce has the following characteristics: low heat, endotoxin in bacteria lower than 0.125Eu/ml, high purity, and a production standard of lower than 0.06Eu/ml.

The steps required to produce glucose from cornstarch are:

•	The cornstarch is converted into an emulsion;

•	Alpha-Amylase Glucoamylase is added;

•	The emulsion from the chemical reaction from the combination of the two above is cleaned and dried after filtering, discoloring, ion exchange, inspissation, crystallization and separation; and

•	The cleaned and dried end-product of the above process is glucose

Under normal operating conditions, the finished product rate is 100%, with no rejects and wasted products. In case of a power outage or equipment malfunction, sub-standard output is detected by our quality control procedures, and is placed back into the production process for re- processing.

Major Suppliers

The three principal ingredients for glucose production are cornstarch, enzyme preparations, and active carbon. The major suppliers for these raw materials are as follows:

Cornstarch
Cornstarch Manufacturing Facility

Last year we completed the construction of a new cornstarch production complex with an annual production capacity of 240,000 tons, which can be expanded to 300,000 tons per year, if necessary. The complex is close to our existing glucose production plant. It started producing cornstarch in January, 2007.

During fiscal year 2008, approximately 37.13% of the new cornstarch production plant’s output was used as raw materials for glucose production, and the other 62.87% was sold to customers in the food and beverage, pharmaceutical and industrial industries.

Our cornstarch production complex consists of the following areas:

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

Enzyme Preparations

We purchased a total of 278 tons of enzyme preparations from our sole supplier, Novozymes (China) Biotechnology Co. Ltd., during the previous three fiscal years. Although we have not purchased enzyme preparations from any other source, there are a number of other suppliers from whom we can make purchases, if necessary.

Active Carbon

We believe that Fujian Sha County Qingshan Chemical Carbon Corporation is one of the major active carbon producers in the PRC. We purchased a total of 3,327 tons of active carbon from it over the past three fiscal years. There are a number of other suppliers of active carbon from whom we can make purchases, if necessary.

We are not dependent on any one supplier of raw materials and machinery, nor have we ever experienced a shortage of supply of raw materials or machinery.

New Glucose Manufacturing Facility

In July 2008, we completed construction of a new glucose manufacturing facility to boost our production capacity and at the end of September, 2008, the facility passed its GMP inspection. The facility has a production capacity of 120,000 tons, and with our pre-existing facility, we can produce a total of 180,000 tons (we can increase capacity in the old facility by 30,000 tons, if necessary, for a total of 210,000 tons). The final cost was approximately $32 million, out of which the building accounted for approximately $10 million and machinery and equipment approximately $22 million.. We are commencing start up operations in the new facility in stages with small amounts first and building up to larger quantities.

Quality Control

Our PRC production facilities are fully certified by applicable PRC regulations for GMP, ISO9002 and HACCP international quality standards. The rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100% because non- conforming products can be reprocessed.

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

Appearance: colorless without the impurity that can be seen by the naked eye
Odor: no unusual odor
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

The diverse range of transfusion media can be grouped into five categories:

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

World Pharmaceutical Market

The global market for pharmaceutical products is growing at a significant rate and is projected to continue to do so in the immediate future. Pharmaceutical Market Trends, 2006-2010 by BioPortfolio forecast an increase in the global pharmaceutical market to $842 billion in 2010. IMS Health estimates the global pharmaceutical market at $712 in 2007. It estimates global market growth in 2007 at 6.4% with 13.3% in Asia, including 25.7% in China. IMS Media Advisory April 16, 2008. In its 2008 forecast, IMS identifies the following key market dynamics: The seven markets of China, Brazil, Mexico, South Korea, India, Turkey and Russia are expected to grow 12 - 13 percent in 2008. “In these markets, there is significantly greater access both to generic and innovative new medicines as primary care improves and becomes more available in rural areas, and as private health insurance becomes more commonly held.” IMS Health's 2008 Global Pharmaceutical Market and Therapy Forecast November 1, 2007.

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

According to IMS, a leading forecast provider of market intelligence to the pharmaceutical and healthcare industries, 2007 total global pharmaceutical sales grew 6.4% at constant exchange rates, to $712 billion. In the top ten major markets, audited growth was 5.1% in 2007. IMS audits covers 95% of the market, while the remaining 5% are estimates.

The PRC Pharmaceutical Market

With annual growth rates in the PRC pharmaceutical industry exceeding 15% per year, the PRC has become a critically important market (see “China’s Pharmaceutical Market is World’s Ninth Largest,” October 22, 2005, available on www.100md.com). Our expectation of similar growth rate also comes from a demographic analysis. The PRC has the most aged citizens in the world. In 2004, it had 143 million people aged 60 and above. This number will be 200 million in 2014 and 300 million in 2026. (See article titled “China’s ageing problem and seven features”, dated February 24, 2006, available on www.china.org.cn). We believe that an aging population will necessarily call for the demand of more pharmaceutical and medicinal products to meet its needs. Demand for better drugs and medical equipment is driving this market. We believe it will continue to grow as the country modernizes and provides healthcare to a population of 1.3 billion people. Currently, the population of the PRC is served by approximately 310,000 medical and clinical institutions.

The PRC is one of the top 10 emerging pharmaceutical markets of the world, and is the second largest market in Asia after Japan as reported in an article dated May 6, 2005, titled “Experts Forecast China will become the World’s Fifth Biggest Medicine Market in 2010” on the Chinese Small- Medium Enterprises web site (http://www.ynetc.gov.cn/Article_Show.asp?ArticleID=387). By 2010, it is believed the PRC will become the world’s fifth largest pharmaceutical market after the USA, Japan, Germany, and France according to a report dated November 13, 2002 titled “Asia Pacific Medical Industrial Council Forecasts China will become the World’s Fifth Largest Pharmaceutical Market by 2010” on People’s Web site (www.people.com.cn). It is projected that the PRC pharmaceutical market would be valued at $75 billion by 2010, accounting for 10% of global demand, and $120 billion by 2020 (Source: www.http://managert.bokee.com/4173614.html).

The value of PRC pharmaceutical goods produced in 1970 was only $21.7 billion. (as reported on the Szechuan News Web site, www.newssc.org, in an article titled “Discussion on the Development and State of China’s Pharmaceutical Industry”). Currently the PRC pharmaceutical market produces goods with a value of over $54.6 billion, according to an article in the July/August 2006 edition of the magazine Pharmaceutical Manufacturing. The PRC produces a little less than 25% of what is produced by the U.S. pharmaceutical market, which is valued at web site (www.yd210.com)).

We believe that the global demand for pharmaceuticals is likely to continue to increase, with developing countries now being economically more prosperous and capable of spending more money on improving healthcare.

Major Import and Export Markets for Pharmaceutical Products

The major producers of chemical pharmaceutical raw materials are Western Europe, North America, Japan, China and India. Western Europe is a net exporter with 50% of its total production being exported. North America is a major importer, with its own products only able to satisfy 20% of its total demand. Japan is believed to be evolving to become a net importer. The PRC and India have emerged into two major exporters for pharmaceutical raw materials, exporting 30-40% of its total output. (Source: Article titled “2002-2003 Analysis of the World’s Pharmaceutical Market” as reported on the Shanghai Information Services Platform web site, http://www.istis.sh.cn/)

The total annual chemical drug-base production of the PRC is approximately 500,000 tons, consisting of raw materials for the production of anti-biotic, vitamins, pain-killers and hormonal and other drugs, and is second only to United States. The PRC and India are emerging as the major exporters in these product and raw material categories.

The Pharmaceutical Raw Materials Manufacturing Industry in the PRC

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

Market Analysis and Projections for Clinical Transfusion Products in the PRC

Transfusion solutions are one of most commonly used clinical prescriptions in hospitals and healthcare institutions. Dextrose Monohydrate is one of the five most important types of medical prescriptions in the PRC and is one of the most widely used pharmaceutical products.

The total production volume of transfusion solutions grew from 1.38 billion bottles in 1995 to 2.91 billion bottles in 2001, i.e. annual growth of around 16.1% (source: http://www.chinapharm.com.en/html/scfx/20034815219.html). The types of transfusion solutions grew from 40 to more than 80 types of medical transfusion formulations.

There are more than 200 types of transfusion solutions developed and used in overseas countries, and the annual per capital consumption is more than 3 bottles. The PRC has only approximately 50 types of transfusion products, and the per capital consumption is around 2.15 bottles. Most of the consumption is for Dextrose Monohydrate. (Source: Report titled “Major Transportation of Liquid Pharmaceutical Products: Entering the Speedway” dated April 21, 2003 published on Chinapharm web site, www.chinapharm.com.cn)

We believe that we are one of the top producers of Dextrose Monohydrate transfusion solutions as well as Dextrose Anhydrous solutions. These products are the raw materials or base solutions for pharmaceutical manufacturers to add specific medical formulations to produce medicated transfusion. Our industrial customers are producers of medical transfusion solutions.

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

We predict that higher living standards would lead to higher consumption of pharmaceutical dextrose. It is our understanding that the robust and continuing economic growth, the rising purchasing power of the domestic market, as well as the public awareness of quality healthcare products, are all drivers to the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margin.

Target Market

Our principal customers are:

•	Healthcare Institutions

•	Medical supply companies

•	Physician offices

•	Pharmaceutical companies

•	Medical supply exporters

•	Food and beverage companies

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

Domestic and International Market

The market in the PRC for our products is very large and growing rapidly. There are more than 310,000 medical service providers such as hospitals and healthcare institutions all over the PRC.

We believe that the export market is a lucrative market that we plan to further develop and expand. Due to the strong domestic demand for our products and our prior production constraints, we are able to only serve a fraction of the export market.

Our export revenues for the Dextrose Monohydrate series of products (which also includes anhydrous glucose and oral glucose) derived from our top four export markets are summarized as follows:

South Korea

Import approval permit issued in 2003
Products exported: Dextrose Monohydrate Oral and Dextrose Anhydrous

FY2006	FY2007	FY2008
$370,467	$548,172	$3,103,805

Russia

Import approval permit issued in 2004
Products exported: Dextrose Monohydrate Oral, Dextrose Monohydrate transfusion

FY2006	FY2007	FY2008
$258,115	$1,006,133	$1,248,805

Australia

Import approval permit issued in 2003
Product exported: Dextrose Monohydrate Oral

FY2006	FY2007	FY2008
$278,202	$813,746	$433,312.6

Singapore (plus re-export to Thailand)

Import approval permit issued in 2003
Products exported: Dextrose Monohydrate Injection

FY2006	FY2007	FY2008
$28,285	$29,345	$60,573

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

• CPI USA (oral) ,(andh)

• Roquette (trans), (andh)

• Cerestar (trans), (andh)

• Hebei Zhou Ping Rui Xue Glucose Company Ltd (andh)

• Hebei Linhua Glucose and Medicinal Production Company Ltd (andh)

Among our domestic competitors, we believe that we are the largest manufacturer of pharmaceutical grade glucose. Internationally, although our foreign competitors may be better-capitalized, we have significant   advantages as follows:

Competitive Advantages

With the PRC being a major corn-producing region of Asia, and Shandong being the major corn-producing province of the PRC, our operating subsidiary Weifang Shengtai, located in Shandong, has the advantage of a steady supply of raw materials, which are located nearby with low transportation costs.

Among our assets is a total of 292,275 square meters of land, of which approximately only 81.29% is being utilized, leaving room for expansion. We have only started to export to markets such as South Korea, Russia, Australia and Singapore and seventy other countries. Taking into consideration the geographical proximity and cross-cultural similarities with the Northern and South-Eastern Asian markets, we believe that we can be competitive in terms of product price, delivery lead-time and customer service responsiveness.

With our new cornstarch facility, the existing glucose manufacturing facility and the new glucose manufacturing facility, we believe that we will be able to stabilize our raw material costs and production, enable our glucose production facility to function at maximum capacity and produce more products for both the domestic and export markets.

We believe that we are one of the leading producers of Dextrose Monohydrate transfusion solution in the PRC, with an estimated 30% of the overall PRC market share (Source: "Compilation of the Means of Production for Starch, Modified Starch, Crystal Glucose and Liquid Starch Sugars in 2005" published by the China Starch Industry Association in July 2006). The other suppliers of Dextrose Monohydrate transfusion solutions have pharmaceutical production lines with a diversified range of medicinal products. We believe that we are the only manufacturer that has our primary focus on producing high-quality Dextrose Monohydrate transfusion solutions in the PRC.

The other competitors are manufacturing companies with a diversified range of industrial glucose and cornstarch products. We believe that most of our competitors put more emphasis on volume production of medium to low value-added products, while we focus more on production of high value-added products.

Backlog

Our orders are processed on a made to order basis and we do not have any backlog of orders.

Growth Initiative

We have developed and are implementing the following initiatives to achieve our goals for growth:

• Vertical integration of our manufacturing capabilities by building and operating a cornstarch plant.

We believe the cornstarch plant can lower production costs and improve profit margin because higher-quality and lower cost raw materials could be produced in-house and there is no transportation costs because the cornstarch processing plant is next to the glucose production line. This will somewhat shield us from external cornstarch price fluctuation, thus protecting or improving its profit margins.

• Increase its glucose production capabilities to be able to meet market demand

Overseas demand had not been fully satisfied in the past because our products have been sold out due to strong domestic demand in the PRC. We believe that our 240,000 tons (it can be easily expanded to 300,000 tons) cornstarch processing plant will supply enough raw materials to increase production volumes and sales to an expanding domestic client base and fulfill more overseas orders which offer higher profit margins. In line with this, we commenced construction of our new glucose manufacturing facility, which was completed in July 2008.

• Expand our marketing and sales efforts to identify and secure additional domestic customers and increase our export sales

We plan to (i) optimize our web site to describe and promote our business, (ii) reorganize sales department, (iii) buy advertisements for various search words and phrases (e.g. "glucose") on Google and Yahoo and major PRC search engines, (iv) conduct seminars at various trade show events to promote our products, and (v) optimize our web site so that people doing ‘natural’ searches will see the web site link on the first page of the search by refining the Search Engine Optimization

Major Customers

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

• Huayuan Changfu Pharmaceutical Group

• Anhui Fengyuan Pharmaceutical Group

• Huayu Wuxi Pharmaceutical Co Ltd

• Chengdu Qingshan Pharmaceutical Co Ltd

• Guangdong Duole Dairy Co Ltd

• Hong Kong Xiehe Group

• Redox Australia

• PBI Thailand

• SGN Korea

No one customer accounted for more than 10% of our sales for fiscal years ended June 30, 2008, 2007, and 2006.

Intellectual Property

We formally acquired the registered "Heng De Bao" trademark from Changle Medical Starch Factory on or about July 28, 2000. The trademark was assigned by the Chinese Trademark Bureau and registered under classes 31 (pharmaceutical starch and white dextrin) and 5 (pharmaceutical glucose). The class 31 registration is valid through June 10, 2009, while the class 5 registration was renewed and valid till May 9, 2011. International Class Code 5 covers pharmaceuticals, veterinary and sanitary preparations; dietetic substances adapted for medical use; food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides. International Class Code 31 covers agricultural, horticultural, and forestry products and grains not included in other classes; live animals, fresh fruits and vegetables; seeds, natural plants, and flowers; and malt which is animal food.

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

We have obtained Certificates of Good Manufacturing Practices for Pharmaceutical Products ("GMP Certificates") issued by the PRC State Food and Drug Administration. The GMP Certificates certify that we have complied with the requirements of Chinese Current Good Manufacturing Practices for Pharmaceutical Products in the manufacture of bulk Dextrose Monohydrate, glucose and anhydrous glucose and the GMP Certificates are valid through May 18, 2009, February 14, 2013, and April 18, 2009, respectively.

Additionally, we have obtained Drug Registration Certificates for glucose and glucose pro oral from the State Food and Drug Administration in accordance with the PRC Medical Products Governance Law and its implementing regulations.

Environmental Compliance

We are subject to PRC environmental laws, rules and regulations that are standard to manufacturing facilities.

All of our production lines including the new glucose production lines have passed inspection by the Environmental Protection Bureau of the PRC and was issued a Certificate of Qualification.

Employees

As of June 30, 2008, we employed approximately 825 full-time employees. Of these, 7 are group administrators, 20 are managers, approximately 45 are in sales, approximately 50 perform administrative functions, and approximately 703 are in production, storage and distribution.

Item 1A. Risk Factors.

Investment in our common stock involves risks. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Annual Report, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

Risks related to doing business in the People’s Republic of China

Our business operations are conducted primarily in the PRC. Because PRC laws, regulations and policies are continually changing, our PRC operations will face several risks summarized below.

Our ability to operate in the PRC may be harmed by changes in its laws and regulations

Our offices and manufacturing plants are located in the PRC and the production, sale and distribution of our products are subject to PRC rules and regulations. In particular, the manufacture and supply of pharmaceutical grade and medicinal products are subject to the PRC rules and regulations, such as the Good Practice in the Manufacturing and Quality Control of Drugs (as amended in 1998) as promulgated by the PRC State Food and Drug Administration on March 18, 1999 and the PRC Medical Products Governance Law. In addition, because we operate a cornstarch production facility which produces waste water, we are subject to the environmental rules and regulations such as the Integrated Wastewater Discharge Standard (GB8978-1996).

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

There is no assurance that PRC economic reforms will not adversely affect our operations in the future

As a developing nation, the PRC's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self- sufficiency. Only in recent years has the PRC economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. Although the PRC government still owns the majority of productive assets in the PRC, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.

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

Anti-inflation measures may be ineffective or harm our ability to do business in the PRC

Since 1979, the PRC government has continued to reform its economic system. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures. This refining and readjustment process may instead negatively affect our operations and there is no guarantee that it will be effective.

Over the last few years, the PRC's economy has registered a high growth rate. During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as -2.2%. Recently, there have been indications that rates of inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These corrective measures were designed to restrict the availability of credit or regulate growth and contain inflation. These measures have included devaluations of the PRC currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. Such measures could harm the market for our products and inhibit our ability to conduct business in the PRC.

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

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in PRC enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and our prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting rules mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting rules require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of accounts of Foreign Invested Enterprises are maintained in accordance with Chinese accounting rules. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Weifang Shengtai is a wholly foreign-owned enterprise. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.

Since the Articles of Association of Weifang Shengtai do not provide for the resolution of disputes the parties are free to proceed to either the Chinese courts, or if they are in agreement, to arbitration.

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

In addition, some of our present and future executive officers and our directors, most notably, Mr. Qingtai Liu, Mr. Yongqiang Wang, Ms. Yiru Shi, and Mr. Chris Wang, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

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

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business.

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

The value of our securities and your ability to receive dividends may be affected by the foreign exchange rates between U.S. dollars and Renminbi and the PRC government’s control over the Renminbi.

The value of our common stock will be affected by the foreign exchange rates between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiary in the PRC would be reduced.

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
The value of the Renminbi against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely almost entirely on revenues earned in the PRC—most of our sales occur in the PRC—any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. Dollar appreciates against the Renminbi, the U.S. Dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in appreciation of the Renminbi against the U.S. Dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

The China State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an "offshore special purpose company." PRC domestic residents who are shareholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident shareholders are also required to amend their registrations with the local SAFE in certain circumstances. After consultation with China counsel, we do not believe that any of our PRC domestic resident shareholders are subject to the SAFE registration requirement, however, we cannot provide any assurances that all of our shareholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In December 2006, the People’s Bank of China promulgated the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, setting forth the respective requirements for foreign exchange transactions by PRC individuals under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Individual Foreign Exchange Rules, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our PRC employees who may be granted stock options are subject to the Stock Option Rule. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than existing labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer, subject to a cap of twelve months' salary. An employer shall also be liable to compensate an employee when the employer decides not to renew an existing employment contract that is about to expire, unless the employee refuses to renew the employment contract even though the employer offers equal or more favorable terms than those in the existing employment contract. In addition, an employer is obligated to conclude an open-ended employment contract with an employee after two consecutive terms of fixed-term employment, which means the employer will be liable to pay damages to an employee if it terminates this employee without cause, until the employee reaches an age at which he or she is eligible for pension payment. We may have greater difficulty terminating underperforming employees and may incur higher levels of labor costs in order to comply with the provisions of the new law, which may have a material adverse effect on our business, financial condition and operating results.

Risks related to our business

We cannot give any assurance that any plans for future expansion will be implemented or that they will be successful.

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

Our operating subsidiary, Weifang Shengtai, was incorporated in 1999 and our operations have been largely confined to the PRC. In addition, while we have had some experience in managing a cornstarch manufacturing facility, we may not be adequately prepared to manage and operate a larger, more modern facility.

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

We face stiff competition, some of which may be from companies which may be better capitalized and more experienced than us.

We face competition from other domestic and global manufacturers and suppliers of pharmaceutical grade dextrose monohydrate and glucose. Although we view ourselves in a favorable position vis-à-vis our competition, some of the other companies that sell into our markets may be more successful than us and/or have more experience and financial resources than we do. This additional experience and financial backing may enable our competitors to produce more cost-effective products and market their products with more success than we are able to, which would decrease our sales. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. However, we cannot assure you that we can successfully remain competitive. If our competitors develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, this could have a material adverse effect on our business, results of operations or financial condition.

A slowdown in the PRC economy may adversely affect our operations.

As all of our operations are conducted in the PRC and most of our revenues are generated from sales in the PRC, a slowdown or other adverse developments in the PRC economy could materially and adversely affect our customers, demand for our products, and our business. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. While we believe the demand for our products is not dependent on the health of the economy, we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

In addition, our operating subsidiary is located in the PRC and substantially all of its assets are located outside of the U.S. It may, therefore, be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC, even if civil judgments are obtained in U.S. courts to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

We have identified significant deficiencies in our internal controls.

As set forth in Item 9A, below, we have identified significant deficiencies in our internal controls. While we are taking steps to address these significant deficiencies, there can be no assurance that such steps will be adequate to entirely cure the deficiencies.

Inadequate funding for our capital expenditures may affect our growth and profitability

Our sales revenues have increased from $19,999,826 for the year ended June 30, 2004, to $ 90,871,223 for the year ended June 30, 2008. Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations;

•	the condition of the PRC economy and the healthcare sector in the PRC;

•	conditions in relevant financial markets; and

•	relevant PRC laws and regulations.

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms to our investors or lenders, our financial position,competitive position, growth and profitability may be adversely affected.

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

Significant fluctuations in raw material prices may have a material adverse effect on us

We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials could have a material adverse effect on the manufacturing cost of our products. We are subject to market conditions and although raw materials are generally available and we have not experienced any raw materials shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

We may have limited options in the short-term for alternative supplies if our suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs.

Although we are in the corn-producing region in the Shandong province, there is no guarantee that we will not face a shortage of corn because of some natural calamity or other reasons beyond our control.

We had also mitigated the risks of a shortage in cornstarch by managing a cornstarch-producing company, Shouguang Shengtai Starch Company, and implemented a vertical integration manufacturing program, which includes building our own cornstarch processing plant, in which the plant is now operational. This will not only lower production costs and improve profit margins, but it will also allow Weifang Shengtai to produce higher quality, lower-cost cornstarch. We cannot guarantee these measures will be effective in eliminating all risks attendant to the supply of raw materials. In the event that our cost of materials increase, we may have to raise prices of our products, making us less competitive in price.

We may not be able to adjust our product prices, especially in the short-term, to recover the costs of any increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw materials costs to our customers.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Qingtai Liu, our Chief Executive Officer and President, for the direction of our business. The loss of the services of Mr. Liu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Liu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Liu. We have not entered into an employment contract with Mr. Liu. We do not have key man insurance policy on Mr. Qingtai Liu. If Mr. Liu dies and we are unable to replace Mr. Liu for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business may be harmed.

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

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, such as the United States, where product liability claims are more prevalent.

Except for automobile insurance, and Directors & Officers Liability and Company Reimbursement Insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

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

Risks related to an investment in our common stock

Our Chief Executive Officer and President controls us through his position and stock ownership and his interests may differ from other stockholders

Our Chief Executive Officer and President, Mr. Qingtai Liu, beneficially owns approximately 38.64% of our common stock. As a result, although Mr. Liu is not the holder of a majority of the outstanding shares, Mr. Liu may be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Mr. Liu's interests may differ from other stockholders.

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary based in the PRC, Weifang Shengtai. Our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See "Risks related to doing business in the People’s Republic of China."

There is currently a limited trading market for our common stock

Our common stock has been quoted on the over-the-counter Bulletin Board since January 2007. Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system, including, without limitation, the American Stock Exchange. You may not be able to sell your shares due to the absence of an established trading market.

Our common stock is subject to the Penny Stock Regulations

Our common stock is, and will continue to be, subject to the SEC's "penny stock" rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

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

A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our current holders of common stock. We have successfully registered for public resale 8,750,000 shares (as well as 4,375,000 shares issuable on exercise of the attached warrants) belonging to our investors and the availability for public resale of those shares may depress our stock price.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our facility in the PRC is located at the Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right." From March 2000 to June 2007 Weifang Shengtai purchased various land use rights in succession for a total price of approximately $2,243,000. Weifang Shengtai obtained another land use right in July 2007 for a price of approximately $314,000. Weifang Shengtai obtained a new land use right in March 2008 for a price of $346,410. In May 2008, the Company paid approximately $734,000 to a local government which enabled the land use right to be classified from industrial use to commercial use. As a result Weifang Shengtai has the right to use various parcels of land that range from 20 to 50 years in term, all of which are currently being used by Weifang Shengtai for its business.

Weifang Shengtai occupies an area of approximately 292,275 square meters (72 acres) in Changle Economic and Technology Development Zone. Set forth below is the detailed information regarding the land:

Location	Area (square meters)	Construction on the Land	Expiration
Changle Economic and Technology Development Zone	85,880.43	New glucose production complex	April 20,2057
Changle Economic and Technology Development Zone	14,696	(Reserved for future growth)	January 14, 2030
Changle Economic and Technology Development Zone	73,313.38	Old glucose production facility	April 28, 2052
Changle Economic and Technology Development Zone	40,000	(Reserved for future growth)	March 10, 2058
Changle Economic and Technology Development Zone	19,692.4	Office and staff buildings	September 21, 2052
Changle Economic and Technology Development Zone	58,692	Cornstarch processing plant (11,800 sq meters)	April 2, 2054

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We began trading on the Over the Counter Bulletin Board on January 12, 2007, and our symbol is "SGTI.OB." Prior to that, there had never been any established public market for shares of our common stock. The following table sets forth for the period indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of September 24, 2008, the last reported bid price of our common stock was $2.50 per share and the last reported ask price was $2.70 per share.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
September 30, 2007	$6	$1.01
December 31, 2007	$5.51	$2.45
March 31, 2008	$3.45	$2.61
June 30, 2008	$3.5	$2.75

Holders

As of September 24, 2008, there were 19,094,805 shares of our common stock issued and outstanding and there were 46 holders of record of our common stock.

Dividends

Since our incorporation, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

As a holding company, our ability to pay dividends is dependent on the receipt of dividends from SHI and our PRC based operating company Weifang Shengtai. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.

Equity Compensation Plan Information and Warrants and Options

As of September 24, 2008 we had 4,473,945 outstanding warrants to purchase 4,473,945 shares of common stock. Set forth below is a description of our outstanding warrants.

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

As part of their consideration for acting as placement agent for the May 15, 2007, private placement, Brill Securities, Inc. received five year warrants to purchase 218,750 shares of common stock at an exercise price of 2.60 per share, as adjusted. These have the same terms as the warrants issued to the Selling Stockholders in the May 15, 2007, private placement.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	660,000	$3.34	1,340,000
Total	660,000	$3.34	1,340,000

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended 2008,2007, 2006, 2005 and2004 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Consolidated Statements of Operations	2008	2007	2006	2005	2004
	(audited)	(audited)	(audited)	(audited)	(audited)

Sales revenue	$90,871,223	$51,706,215	$36,029,179	$24,860,399	$19,999,826

Cost of good sold	70,613,757	39,527,662	27,568,092	19,557,743	16,487,240

Gross profit	20,257,466	12,178,553	8,461,087	5,302,656	3,512,586

Selling, general and administrative expenses	7,390,623	4,674,679	3,831,778	3,242,330	2,474,813

Operating Income	12,866,843	7,503,874	4,629,309	2,060,326	1,037,773

Other net income	(1,810,530)	524,088	(418,398)	(445,169)	(550,196)

Income before Income taxes	11,056,313	8,027,962	4,210,911	1,615,157	487,577

Provision for Income Taxes	645,988	878,836	—	—	—

Net income	$10,410,325	$7,149,126	$4,210,911	$1,615,157	$487,577

Foreign Currency Translation Adjustment	3,890,123	641,596	185,402	—	—
Comprehensive Income	$14,300,448	$7,790,722	$4,396,313	$11,615,157	$487,577
Earning per share - basic	$0.55	$0.64	$0.42	$0.16	$0.05
Earning per share - diluted	$0.52	$0.62	$0.42	$0.16	$0.05
Basic weighted average common shares outstanding	18,993,789	11,251,712	10,125,000	10,125,000	10,125,000
Diluted weighted average common shares outstanding	19,874,486	11,477,545	10,125,000	10,125,000	10,125,000

	Year Ended June 30,
Consolidated Balance Sheets	2008	2007	2006	2005	2004
	(audited)	(audited)	(audited)	(audited)	(audited)
Current Assets	$24,282,846	$31,266,489	$12,149,634	$11,981,783	$7,900,644
Total Assets	101,313,662	73,760,133	31,271,457	23,672,498	17,644,345
Current Liabilities	51,904,264	38,468,085	23,612,427	19,564,316	14,447,904
Total Liabilities	54,558,259	42,129,557	24,614,027	20,411,316	16,141,904
Total Stockholders’ Equity	46,755,403	31,630,576	6,657,430	3,261,182	1,502,441

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, youcan identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; slowdown in the demand for pharmaceutical grade glucose and glucose and starch products genereally, which could reduce revenues and profit margins.

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

During the reporting period, we increased our production of pharmaceutical grade glucose products, in particular dextrose monohydrate. Dextrose monohydrate is one of the five most important types of medical prescriptions in the PRC and is one of the most widely used pharmaceutical products for restorative and nutritional purposes. It is used as a raw material in a wide array of pharmaceutical products such as transfusions and intravenous drips.

Our cornstarch production facility with the design capacity to produce 240,000 tons of cornstarch a year was completed and started production in January 2007. This new complex is close to our existing glucose production plant and new glucose production complex which was completed in July, 2008. Additionally, this new facility allows us to produce our own cornstarch and replace our suppliers of cornstarch. We are able to ensure the adequacy and quality of the cornstarch we use and also meet our increasing demand for quality cornstarch. Since cornstarch is produced on our premises, we are able to eliminate shipping costs to transport the cornstarch to our glucose production facility and operating costs, thus resulting in lower manufacturing costs.

In addition to our pharmaceutical glucose series of products, we also have produced other product lines of glucose and starch products such as industrial glucose, syrup, starch, Avermectins, and dextrin, which are used for food, beverage and industrial production. In May 2008 we stopped producing Avermectins because we can not currently produce and sell this product on an efficient scale and we want to focus our limited resources to our main product line for the time being.

Based on our analysis of the consumption of glucose products carried out by the China Starch Industry Association and the disposable income per capita from China National Statistics Bureau, we believe that there is a strong correlation between the consumption of glucose products and the disposable income per capita.

We predict that higher living standards would lead to higher consumption of pharmaceutical dextrose. It is our understanding that the robust and continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality healthcare products, are all drivers to the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margin.

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

In April 2007, we acquired the rights to use a piece of land measuring 85,880 square meters in the Changle Economic and Technology evelopment Zone. We developed the land and built a new glucose production complex with an expected production capacity of 120,000 tons per year ( It can expanded to 150,000 if necessary). The construction has been finished at the end of July 2008. The new facility will be used to produce pharmaceutical grade glucose.

In July 2007, we acquired the right to use a piece of land measuring 40,000 square meters in the Changle Economic and Technology Development Zone. We plan to use the land as reserve for future development. During the reporting period under review, we managed to successfully expand our domestic sales network. As of June 30, 2008, all the provinces except Tibet in the PRC have been covered by our domestic sales network. We have established representative offices in 4 provinces to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. In the meantime, we export our products to customers in over seventy countries, and we plan to increase our global sales in the coming years.

We constantly strive to broaden and diversify our customer base. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. Our top ten customers accounted for only 34.08% for our total sales for the fiscal year ended June 30, 2008.

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

Result of Operations

Year Ended June 30, 2008 Compared with Year Ended June 30, 2007

The following table shows our operating results for the fiscal years ended June 30, 2008 and 2007.

	Fiscal Year ended June 30, 2008	Fiscal Year ended June 30, 2007
Sales Revenue	$90,871,223	$51,706,215
Costs of Goods Sold	70,613,757	39,527,662
Gross Profit	20,257,466	12,178,553
Sales, General and Administrative Expenses	7,390,623	4,674,679
Operating Income	12,866,843	7,503,874
Other Net Income (Expense)	(1,810,530)	524,088
Income before Income Taxes	11,056,313	8,027,962
Provision for Income Taxes	645,988	878,836
Net income	10,410,325	7,149,126

Sales revenue for the fiscal year ended June 30, 2008 was $90,871,223, an increase of $37,165,008, or 75.75% compared with the corresponding period in 2007. This increase was mostly the result of the increase in sales of our corn starch and other products which include Fibers, Dextrin, corn embryo, Protein Powders, and Phytin. The increased revenue of these two categories is mainly because we completed the new cornstarch plant in September, 2006, and the cornstarch plant production capacity achieved 73.33% utilization rate in FY 2008. Glucose revenues did not increase because our old glucose plant has reached full production capacity. In addition, the sales prices increased, especially the price of the other products which include Fibers, Dextrin, corn embryo, Protein Powders, and Phytin.

Costs of goods sold for the year ended June 30, 2008 was $70,613,757, an increase of $31,086,095, or 78.64% compared with the corresponding period in 2007. The increase in cost of goods sold is in tandem with the increase in sales of our products and because of the increase of our main raw material - corn.

Gross profit for the year ended June 30, 2008 was $20,257,466, an increase of $8,078,913, or 66.34% compared with the corresponding period in 2007. The reason for the increase in gross profit was mostly due to the economies of scale resulting from the expansion of our production output and enhanced operating efficiency.

However, the profit margin of 2008 is lower than 2007. Gross profit margin for the year ended June 30, 2008 was 22.3%, while it was 23.6% for the same period in 2007. The decreased gross profit margin is because of the increased corn price and increased sales of lower gross profit margin corn products. As the product capacity of cornstarch is improved, we produced a large scale of cornstarch, and the new plant of glucose had not been completed, we cannot use most of the cornstarch, so we have to sell most of the cornstarch, and the sales composition of our products changed. We expect after the completion of our new glucose plant, most cornstarch will be consumed internally, and the sales of glucose will increase, so the sales will be composed of mainly higher gross profit margin products. Then the total gross profit margin should be higher.

Selling, general and administrative expenses for the year ended June 30, 2008 was $7,390,623, an increase of $2,715,944, or 58.10% compared with the corresponding period in 2007. The increase in our selling, general and administrative expenses was the result of the expansion of our production output, especially the expansion of domestic sales network. The higher worker insurance requirements related expenditures are also the causes of higher general and administrative expenses. However, the percentage of increase in our expenses is much lower than the percentage increase in our gross profit because of greater efficiencies of scale from a larger production output and our strict cost control. In addition, the expense of stock options $317,636 was also a part of selling, general and administrative expenses.

Net income for the year ended June 30, 2008 was $10,410,325, an increase of $3,261,199, or 45.62% compared with the corresponding period in 2007. The increase of net income was due to our increase in production output, sales volume and gross profit.

Fiscal Year Ended June 30, 2007 and Fiscal Year Ended June 30, 2006

The following table shows our operating results for the fiscal years ended June 30, 2006 and 2007.
	Fiscal Year ended June 30, 2007	Fiscal Year ended June 30, 2006
Sales Revenue	$51,706,215	$36,029,179
Costs of Goods Sold	39,527,662	27,568,092
Gross Profit	12,178,553	8,461,087
Sales, General and Administrative Expenses	4,674,679	3,831,778
Operating Income	7,503,874	4,629,309
Other Net Income (Expense)	524,088	(418,398)
Income before Income Taxes	8,027,962	4,210,911
Provision for Income Taxes	878,836	—
Net income	7,149,126	4,210,911

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

Liquidity and Capital Resources

Operating Activities

Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30,2007

Net cash provided by operating activities for fiscal year 2008 was $7,482,153, compared to $5,552,502 provided by operating activities for fiscal year 2007. The increase of net cash provided by operations was mostly because of the following reasons: We have increased sales. More other receivables have been collected, and all other receivable -related parties and receivable- shareholders have been collected.

Investing Activities

Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007

Net cash used in investing activities for fiscal 2008 was $13,986,437, compared to $21,151,410 used in investing activities for fiscal 2007. The decrease of net cash used in investing activities is because we spent most of our capital expenditures for building our cornstarch and glucose factories in fiscal year 2007. In fiscal year 2008, we are in the process of completing the glucose factory and there is less capital expenditure. The glucose factory was completed in July 2008.

Financing Activities

Fiscal Year Ended June 30, 2008 Compared to Fiscal year Ended June 30, 2007

Net cash provided by financing activities for fiscal 2008 was $3,176,334 compared to $21,677,695 for the same period in fiscal 2007. The decrease was mostly because there was an equity financing of $15,256,428 in 2007 while there was no equity financing in 2008.

Contractual obligations
Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$5,099,205	$2,039,682	$3,059,523	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$5,099,205	$$2,039,682	$3,059,523	$—	$—

Loans

Other than the equity financing last year, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $22,658,270,$18,870, 250, and $8,576,200 short term bank loans outstanding as of June 30, 2008, 2007, and 2006, respectively. The loans were secured by Weifang Shengtai’s properties and accounts receivable. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any loans.

Weifang Shengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, which can be classified as long term liabilities, were $2,653,995, $3,661,472, and $1,001,600 as of June 30, 2008, 2007, and 2006, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $7,295,000, $8,560,650 and $14,270,880 as of June 30, 2008, 2007 and 2006. Some unrelated third parties have guaranteed approximately $ 13,729,190, $ 14,925,250 and $ 5,158,240 of our debt, as of June 30, 2008, 2007 and 2006.

Future cash commitments

We estimate the need for $6 million to $10 million to run the new glucose facilities. The exact amount will be determined based on both the market demand of our products and the time needed for these facilities to run at full capacity. We may carefully review our financial condition and consider financing either with the cash internally generated, bank loans, or with additional equity.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method, with 3% residual value, over the estimated useful lives of the assets.

Foreign currency translation

Our functional currency is the Chinese Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

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

Foreign Currency Risk.

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Renminbi. Conversion of the Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the Renminbi is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended June 30, 2008, there were no changes in and disagreements with accountants and financial disclosure.

Item 9A Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies related to the following:

1.
Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised.

2.
Lack of internal audit function - The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

Our accounting staff is well versed in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and prior to our May, 2007 transaction in which we became a public company, was not required to meet or apply U.S. GAAP requirements. As a result, with the exception of certain additional persons hired to address these deficiencies, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to correct the foregoing deficiencies, we have taken the following remedial measures:

1.
In May 2008, we engaged Ms. Yiru Shi, a CPA with experience as an independent auditor as well as financial experience at Sun Microsystems and Hewlett Packard, to serve as our chief financial officer. Ms. Yiru Shi has extensive experience in internal control and U.S. GAAP reporting compliance and an MBA from the University of California-Irvine and together with our chief executive officer will oversee and manage our the financial reporting process and required training of the accounting staff.

2.
In July, 2008 we engaged independent consultants to assist the Company in improving the internal control system based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The consultants are currently in the process of conducting an evaluation of our internal control over financial reporting, and designing and implementing enhanced processes and procedures to improve our internal control over financial reporting.

3.
We plan to train our internal accountants well in U.S. GAAP principles and reporting. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

4.	We are also planning to establish an internal audit unit to establish effective internal control. We plan to allocate sufficient resources to achieve an effective internal audit function.

5.	We plan to recruit and train additional accounting personnel with experience in U.S. GAAP.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Securities and Exchange Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Directors and Executive Officers	Position/Title	Age
Qingtai Liu	Chief Executive Officer/Director	50
Yongqiang Wang	Director	39
Chris W. Wang	Director	37
Changxin Li	Director	48
Winfred Lee	Director	48
Yiru Shi	Chief Financial Officer	35

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu, 50, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard. Over the years, Mr Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.

Yongqiang Wang, 39, graduated with an Associates degree from the Shandong Economic and Management Institute. He joined Weifang Shengtai in April 2006 as the assistant to the General Manager of the Accounts Department and was in charged of the finance department. He assumed the position of Deputy General Manager of the Accounts Department in February 2007. Prior to joining us, Mr. Wang worked as a financial manager for various enterprises.

Chris W. Wang, 37, has served as the Chief Financial Officer of Fushi International, Inc. since December 13, 2005. Since March 2005, Mr. Wang also serves as the Chief Financial Officer of Dalian Fushi. Mr. Wang served as an Executive Vice President of Redwood Capital, Inc. from November 2004 o March 2005, with specific focus on providing strategic and financial advisory services to PRC-based clients seeking access to the U.S. capital markets. Mr. Wang previously served as Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Prior to that, Mr. Wang worked for Credit Suisse First Boston (HK) Ltd. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

Changxin Li, 48, has been the Chief of the Department of Medicine, member of the Credentials Committee and Medical Director of both the Echocardiography Laboratory and Cardiopulmonary Department of the Otsego Memorial Hospital since 2005. He has also been an internist with the Otsego Memorial Hospital since 1995. Mr. Li graduated with an MB from the Weifang (formerly Changwei) Medical College, Weifang, Shandong, China in 1982 and a PhD from the Department of Physiology, University of Alberta, Edmonton, Alberta, Canada in 1990. He is a Fellow of the American College of Physicians (USA).

Winfred Lee, 48, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society

Yiru Shi, 35, Served as audit manager for Kabani & Co., Inc., Controller at Aroa Marketing, Channel Program Manager at Sun Microsystems and financial analyst at Hewlett Packard China, obtained MBA from University of California, Irvine, Bachelors degrees in Computer Science and International Trade and Business from Beijing Polytechnic University and is a Certified Public Accountant

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

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

Our directors and executive officers have not, during the past five years:

ཫ	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

ཫ	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

ཫ
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

ཫ
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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We endeavor to provide our “named executive officers” (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in- line with their roles and responsibilities when compared to peer companies of comparable size in the same or similar locality.

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

We have formed a Compensation Committee of the Board of Directors comprised solely of independent directors to oversee the compensation of our named executive officers. The members of our Compensation Committee are Wenbing Christopher Wang (Chairman) Changxin Li; and Winfred Lee.

Summary Compensation Table

The following is a summary of the compensation we paid for each of the two years ended June 30, 2008, and 2007, respectively (i) to the person who acted as our principal executive officer during our fiscal year ended June 30, 2008 and (ii) to the former employee who received compensation in excess of $100,000 for one of these years . None of our other executive officers received compensation in excess of $100,000 for any of these two years.

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compension ($)	Total ($)

Qingtai Liu (1)	2008	133,714	—	—	96,253	—	—	—	229,967
	2007	19,662	—	—	—	—	—	—	19,662

Yizhao Zhang (2)	2008	105,500	—	—	77,003	—	—	—	207,003
	2007	12,000	—	—	—	—	—	—	12,000

(1)	Chairman and Chief Executive Officer (Principal Executive Officer).

(2)	Mr. Zhang joined us as our Chief Financial Officer in May 2007 and resigned in May 2008.

Grants of Plan-Based Awards in Fiscal 2008

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

Outstanding Equity Awards at 2008 Fiscal Year End

As of June 30, 2008, there are 660,000 shares of options outstanding.

Equity Compensation Plan Information at June 30, 2008

The following table sets forth information as of June 30, 2008 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securitiesto be issued uponexercise ofoutstanding equityawards	Weighted-averageexercise price ofoutstanding equityawards($)	Number of securitiesremaining available forfuture issuance underequity compensation plans(excluding securitiesreflected in column(a))
Equity compensation plans approved by security holders Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan.	—		—

Equity compensation plans not approved by security holders Issuances of non-qualified options to employees	660,000	$3.34	1,340,000

Total	660,000	$3.34	1,340,000

Option Exercises and Stock Vested in Fiscal 2008.

There were no option exercises or stock vested in 2008.

Employment Agreements

We have no employment agreements with any executive officer, except for our employment agreement dated May 1, 2008 with Yiru (Melody) Shi, our Chief Financial Officer.

Compensation of Directors.

Our current non-executive directors are compensated for all services they perform as directors , including attendance at Board of Directors meetings and service as members of committees of the Board of Directors to which they are appointed. Executive officers are not compensated for services they perform as directors of the Company. The details of such compensation are:

ཫ	annual compensation of $15,000;

ཫ	additional annual compensation of $15,000 if the director serves as the Chairman of the Audit Committee; and

ཫ	we may also grant the non-executive directors certain options to purchase our shares, the amount and terms of which shall be determined by the Board of Directors.

The non-executive directors are also reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and the Company’s top three most highly compensated officers and (iv) all executive officers and directors as a group as of June 30, 2008.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (4)
Qingtai Liu (3)
Chief Executive officer and President
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	Common Stock	7,378,025	38.64%

Yiru Shi (3)
Chief Financial Officer, President and a director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Yongqiang Wang (3)
director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Chris Wenbing Wang (3)
director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Winfred Lee (3)
director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Changxin Li (3)
director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

China Private Equity Partners Co., Limited
15 Church Street, Alpine, NJ 07620Common Stock	Common Stock	1,025,000	5.37%

Pope Investments LLC
5150 Poplar Avenue, Suite 805, Memphis, TN 38137	Common Stock	2,650,000	13.88%

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

(3) Messrs. Qingtai Liu and Yongqiang Wang were appointed directors of the Company on May 15, 2007. Mr. Zhang was appointed as our Chief Financial Officer in May 2007. Ms Shi was appointed as our Chief Financial Officer in May 2008. Messrs. Wang, Li and Lee were appointed directors of the Company on June 22, 2007.

(4) Based on 19,094,805 shares of common stock issued and outstanding on June 30, 2008. In addition, in determining the percent of common stock owned by a person on June 30, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on June 30, 2008, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

Weifang Shengtai owned a 30% interest in Changle Shengshi as of June 30, 2004. On April 12, 2005, its percentage ownership in Changle Shengshi was diluted from 30% to 20% due to an additional investment into Changle Shengshi from another party. Changle Shengshi has a registered capital of approximately $10,800,000. Weifang Shengtai invested approximately $2,200,000 towards its registered capital, which accounts for a 20% share of Changle Shengshi’s stock. As of June 30, 2008, total investment of approximately $3,607,912 represents 20% of Changle Shengshi’s paid-in capital, which includes earnings on equity investment.

As an investor and shareholder of Changle Shengshi, Weifang Shengtai enjoys a preferential discount of 19.7% off the market price of electricity supplied by the plant to Weifang Shengtai. The intercompany profits were eliminated on our financial statements.

Weifang Shengtai had a total of $714,776, $858,881 and $348,366 of accounts payable to Changle Shengshi at June 30, 2008,2007 and 2006, respectively. The utilities expenses amounted to $9,851,833 $4,958,249 and $1,705,675, for the years ending June 30, 2008,2007 and 2006, respectively.

The Company loaned money to Changle Shengshi and entered into two loan contracts as follows:

	June 30, 2008	June 30, 2007
Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$—	$657,500
Due on September 14, 2009, unsecured, 7.6% interest rate per annum	437,700	394,500
Total	$437,700	$1,052,000

The Company also loaned money to Changle Shengshi in June 2007, for temporary cash flow needs. This transaction is recurring in nature. The Company does not charge interest on these receivables and it is due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. This balance was repaid by Changle Shengshi in July 2007. As of June 30, 2008, total receivable due from Changle Shengshi was $0.

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our current principal accountants, Moore Stephens Wurth Frazer and Torbet, LLP for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	Fiscal 2007	Fiscal 2008 (3)
Audit Fees (1)	$145,000	$145,000
Audit-Related Fees	—	—
Tax Fees (2)	—	5,000
All Other Fees	—	—
Total	$145,000	$150,000

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

(3)
In our Annual Report on Form 10-KSB filed on March 27, 2007, we reported that our Board of Directors, pursuant to our Bylaws, approved a change in our fiscal year end from December 31 to June 30. Disclosure of the fees billed by our current accountants, Moore Stephens Wurth Frazer and Torbet, LLP is for the fiscal year ended June 30, 2008.

Aggregate fees billed by our previous principal accountants, Mantyla McRoberts LLC, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

Fiscal 2006(3)
Audit Fees (1)	$10,792
Audit-Related Fees	—
Tax Fees (2)	$250
All Other Fees	—
Total	$11,042

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

We have audited the accompanying consolidated balance sheets of Shengtai Pharmaceutical Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. Shengtai Pharmaceutical Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengtai Pharmaceutical Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
September 26, 2008

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,405,606	$6,420,439
Restricted cash	6,763,500	6,128,500
Accounts receivable, net of allowance for doubtful accounts of $440,701 and $431,178 as of June 30, 2008 and 2007, respectively	7,614,236	5,779,967
Notes receivable	458,630	984,675
Other receivables	691,215	2,984,484
Other receivables - related parties	—	2,491,656
Other receivables - shareholder	—	1,229,625
Loan to related party	—	657,500
Inventories	5,039,278	4,449,267
Prepayments	310,381	140,376
Total current assets	24,282,846	31,266,489

PLANT AND EQUIPMENT, net	69,943,021	30,178,074

OTHER ASSETS:
Investment in unconsolidated affiliate	3,607,912	2,675,678
Loan to related party - non-current	437,700	394,500
Prepayments - non-current	—	7,429,371
Intangible assets, net	3,042,183	1,816,021
Total other assets	7,087,795	12,315,570

Total assets	$101,313,662	$73,760,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,669,728	$3,807,997
Accounts payable - related party	714,776	949,992
Notes payable - banks	10,942,500	8,942,000
Short term loans	22,658,270	18,870,250
Accrued liabilities	261,187	229,643
Other payable	2,146,108	1,526,903
Employee loans	1,382,287	596,516
Employee loan - officer	53,605	—
Third party loan	640,228	318,274
Customer deposits	804,323	796,228
Long term loan - current maturities	—	381,350
Taxes payable	4,631,252	2,048,932
Total current liabilities	51,904,264	38,468,085

LONG TERM LIABILITIES
Other payable - noncurrent	2,653,995	3,661,472
Total long term liabilities	2,653,995	3,661,472

Total liabilities	54,558,259	42,129,557

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,094,805 and 18,875,000 shares issued and outstanding as June 30, 2008 and 2007, respectively	19,095	18,875
Paid-in capital	19,987,708	19,163,549
Statutory reserves	2,894,902	1,735,484
Retained earnings	19,136,577	9,885,670
Accumulated other comprehensive income	4,717,121	826,998
Total shareholders' equity	46,755,403	31,630,576

Total liabilities and shareholders' equity	$101,313,662	$73,760,133

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006

SALES REVENUE	$90,871,223	$51,706,215	$36,029,179

COST OF SALES	70,613,757	39,527,662	27,568,092

GROSS PROFIT	20,257,466	12,178,553	8,461,087

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,390,623	4,674,679	3,831,778

INCOME FROM OPERATIONS	12,866,843	7,503,874	4,629,309

OTHER (EXPENSE) INCOME:
Equity in income of unconsolidated affiliate	272,239	131,420	41,635
Gain from sales of land use rights	—	1,647,833	—
Other income	584,749	121,798	181,874
Other expense	(391,858)	(225,898)	(214,641)
Interest expense and other charges	(2,447,608)	(1,270,418)	(555,572)
Interest income	171,948	119,353	128,306
Other income (expense), net	(1,810,530)	524,088	(418,398)

INCOME BEFORE PROVISION FOR INCOME TAXES	11,056,313	8,027,962	4,210,911

PROVISION FOR INCOME TAXES	645,988	878,836	—

NET INCOME	10,410,325	7,149,126	4,210,911

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	3,890,123	641,596	185,402

COMPREHENSIVE INCOME	$14,300,448	$7,790,722	$4,396,313

EARNINGS PER SHARE
Basic	$0.55	$0.64	$0.42
Diluted	$0.52	$0.62	$0.42

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,993,789	11,251,712	10,125,000
Diluted	19,874,486	11,477,545	10,125,000

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	Common stock			Capital	Retained earnings		Accumulated other
			Paid-in	contribution	Statutory		comprehensive
	Shares	Par value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, June 30, 2005	10,125,000	$10,125	$3,915,871	$(1,925,996)	$384,832	$876,350	$—	$3,261,182

Dividends declared						(1,000,065)		(1,000,065)
Net income						4,210,911		4,210,911
Adjustment to statutory reserve					616,256	(616,256)		—
Foreign currency translation adjustments							185,402	185,402

BALANCE, June 30, 2006	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$3,470,940	$185,402	$6,657,430

Issuance of common stock	8,750,000	8,750	15,247,678					15,256,428
Capital contribution received				1,925,996				1,925,996
Net income						7,149,126		7,149,126
Adjustment to statutory reserve					734,396	(734,396)		—
Foreign currency translation adjustments							641,596	641,596

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$—	$1,735,484	$9,885,670	$826,998	$31,630,576

Issuance of common stock								—
Exercised warrants	219,805	220	506,523					506,743
Option issued to employees			317,636					317,636
Net income						10,410,325		10,410,325
Adjustment to statutory reserve					1,159,418	(1,159,418)		—
Foreign currency translation adjustments							3,890,123	3,890,123

BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$—	$2,894,902	$19,136,577	$4,717,121	$46,755,403

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,410,325	$7,149,126	$4,210,911
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,964,678	2,239,157	1,478,734
Amortization	57,254	42,644	41,454
Bad debt expense	93,557	271,602	114,780
Stock option expense	317,636	—	—
(Gain) loss on building and equipment disposal	(169,726)	186,470	—
Gain on disposal of land use right	—	(1,647,833)	—
Equity in income of unconsolidated investment	(603,261)	(131,420)	(41,635)
Change in operating assets and liabilities:
Accounts receivable	(1,127,048)	(2,288,351)	(261,286)
Notes receivable	(2,274,840)	(591,936)	(126,992)
Other receivables	1,994,157	(582,008)	1,567
Other receivables - related parties	2,608,944	(2,427,043)	—
Other receivables - shareholder	1,292,742	(366,185)	—
Inventories	(304,476)	(2,394,250)	173,225
Prepayments	(165,981)	99,957	(28,710)
Prepayments - related party	—	1,409,944	301,037
Accounts payable	(7,730,549)	1,773,031	176,458
Accounts payable - related party	(320,156)	390,986	200,660
Accrued liabilities	(781,690)	130,238	(65,014)
Other payable	(906,285)	410,174	166,860
Customer deposit	(74,646)	492,586	201,045
Taxes payable	2,201,518	1,385,613	(14,792)
Net cash provided by operating activities	7,482,153	5,552,502	6,528,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	—	(909,439)	(124,020)
Proceeds from building and equipment disposal	139,163	—	—
Acquisition of plant and equipment	(14,517,157)	(11,041,561)	(6,232,594)
Acquisition of intangible assets	(296,893)	(949,900)	—
Advances on plant and equipment purchase	—	(7,225,790)	(1,155,999)
Repayments on loan to related party	688,450	—	—
Loan to related party	—	(1,024,720)	—
Net cash used in investing activities	(13,986,437)	(21,151,410)	(7,512,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(524,140)	(2,024,720)	(279,045)
Borrowings on notes payable - banks	11,703,650	8,710,120	12,201,088
Principal payments on notes payable - banks	(10,739,820)	(7,173,040)	(10,743,853)
Borrowings on short term loans	21,383,257	24,785,415	8,979,048
Principal payments on short term loans	(19,758,515)	(15,178,665)	(8,358,948)
Borrowings on employee loans	1,458,353	384,224	431,111
Principal payments on employee loans	(778,444)	(458,632)	(113,060)
Borrowings on employee loan - officer	53,605	1,281	—
Principal payments on employee loan - officer	—	(96,580)	—
Borrowings on third party loan	3,139,855	251,378	57,319
Principal payments on third party loan	(2,868,909)	—	—
Borrowings on long term loan	—	—	992,160
Principal payments on long term loan	(399,301)	(1,549,889)	(868,140)
Proceeds from issuance of common stock	506,743	15,256,428	—
Payments of amounts due officer	—	(1,925,996)	—
Proceeds from capital contribution receivable	—	696,371	—
Dividends paid to shareholders	—	—	(1,664,503)
Net cash provided by financing activities	3,176,334	21,677,695	633,177

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	313,117	(160,805)	25,408

(DECREASE) INCREASE IN CASH	(3,014,833)	5,917,982	(325,726)

CASH, beginning of year	6,420,439	502,457	828,183

CASH, end of year	$3,405,606	$6,420,439	502,457

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$1,901,531	$1,270,418	$555,572
Cash paid for Income taxes	$14,809	$125,782	$—
Non-cash investing and financing activities -
Acquisition of land use right in exchange for other receivable	$692,304	$—	$—

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical, Inc. (the “Company”), formerly known as West Coast Car Company, was incorporated in March 2004 in the state of Delaware as West Coast Car Company.

On May 15, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of Shengtai Holding, Inc. (“SHI”). Contemporaneously, on May 15, 2007, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with nineteen accredited investors (the “Purchasers”). Pursuant to the Share Exchange Agreement, Qingtai Liu and Chenghai Du, shareholders of all the issued and outstanding shares of common stock of SHI, exchanged all SHI’s common stock for 9,125,000 newly-issued shares of the Company. Pursuant to the Share Purchase Agreement, the Purchasers acquired 8,750,000 shares of common stock and 4,375,000 attached warrants for $2.00 per unit (or an aggregate purchase price of $17,500,000) and for total net proceeds of $15,256,428. The exercise price of the warrants is $2.60 per share and the term of the warrants is five years. As a result of the Share Exchange Agreement and the Share Purchase Agreement, the Company acquired all of the outstanding capital stock of SHI. Because SHI owns 100% of Weifang Shengtai Pharmaceutical Co., Ltd (hereinafter known as “Weifang Shengtai”), Weifang Shengtai is now an indirect wholly-owned subsidiary of the Company. For accounting purposes, the acquisition of SHI has been treated as a recapitalization of SHI with SHI as the acquirer. The historical financial statements prior to May 15, 2007, are those of SHI.

In conjunction with the Share Purchase Agreement, Qingtai Liu, the controlling shareholder and Chief Executive Officer of the Company, placed an aggregate 5,000,000 shares of common stock in an escrow account held with Tri-State Title & Escrow, LLC upon closing of the Share Purchase Agreement. Pursuant to the Share Purchase Agreement, one half of the escrowed shares are to be released to the Purchasers on a pro-rated basis if the audited consolidated financial statements of the Company prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) do not reflect after-tax net income of at least $7,000,000 or fully diluted earnings per share of $0.33 for the fiscal year ended June 30, 2007. If the audited consolidated financial statements of the Company prepared in accordance with US GAAP do not reflect an after-tax net income of at least $9,000,000 or fully diluted earnings per share of $0.43 for the fiscal year ending June 30, 2008, the second half of the escrowed shares will be distributed on a pro-rated basis to the Purchasers. The Company determined that the thresholds for the two years ended June 30, 2008 and 2007 have been met.

SHI was incorporated in the state of New Jersey on February 27, 2006. The Company, through its Chinese subsidiary, Weifang Shengtai, manufactures and distributes raw drug materials (e.g., glucose, dehydrated glucose) and drug supplements (e.g., starch, dextrin, polyacrylic acid resin). The Company’s primary business operations are conducted in the People’s Republic of China (“PRC”).

Weifang Shengtai was established in Changle County, Weifang City, Shandong Province, in People’s Republic of China on February 4, 1999. Qingtai Liu and his management team were the original shareholders of Weifang Shengtai.

On April 19, 2006, pursuant to a shareholders’ resolution, 37 Chinese shareholders (“Original Shareholders”) of Weifang Shengtai transferred their 17.95% interest in the Company to Qingtai Liu for RMB 5,628,880 ($703,610). On June 3, 2006, the equity exchange was approved by the local branch of the Ministry of Commerce (“MOC”) in Weifang City.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

On June 20, 2006, SHI signed an agreement to acquire Bio-One Corporation’s (“Bio-One”) 51% interest in Weifang Shengtai and Qingtai Liu’s 49% interest in Weifang Shengtai. Qingtai Liu, a founding shareholder of Weifang Shengtai, sold his 49% interest in Weifang Shengtai to SHI for RMB 15,000,000 (USD $1,925,996), and this amount was paid in May 2007. Bio-One sold its 51% interest in Weifang Shengtai to SHI for $1,000,000 in cash and the return of 4,180,000 Series A preferred stock of Bio-One owned by Qingtai Liu. Weifang Shengtai became a wholly foreign owned entity (“WFOE”) and obtained the approval of the local branch of the MOC in Weifang City on June 21, 2006. The business term is 20 years beginning on February 10, 2004, the date Bio-One acquired its 51% in Weifang Shengtai. In accordance with the laws governing foreign acquisitions of a Chinese registered company, SHI contributed the $1,925,996 as required to Weifang Shengtai, and as a result of this transaction, SHI exercised control over Weifang Shengtai.

On May 26, 2007, Weifang Shengtai increased its registered capital from $3,920,000 to $15,000,000. In May and June 2007, SHI contributed $11,080,000 towards the additional registered capital. This transaction was approved by the local branch of the MOC in Weifang City and the Company obtained a new business license on July 16, 2007, for a term of 20 years.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical Inc. and Subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries SHI and Weifang Shengtai. The purchase of SHI has been accounted for as a reverse acquisition and a recapitalization. The assets and liabilities of SHI were transferred at historical cost under the equity structure of the Company due to the reverse acquisition on May 15, 2007. The consolidated financial statements have been presented as if the acquisition occurred at June 30, 2005. The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying values of accounts receivable. Actual results could be materially different from these estimates upon which the carrying values were based.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi (“RMB”) as its functional currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $4,717,121 and $826,998 as of June 30, 2008 and 2007, respectively. Assets and liabilities were translated at 6.85 RMB and 7.60 RMB to $1.00 at June 30, 2008 and 2007, respectively. The average translation rates applied to consolidated statements of income for the years ended June 30, 2008, 2007 and 2006 were 7.26 RMB, 7.81 RMB and 8.06 RMB to $1.00 US dollar, respectively.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses.

Shipping and handling

Shipping and handling cost related to costs of goods sold are included in selling, general and administrative expenses. For the years ended June 30, 2008, 2007, and 2006, shipping and handling costs amounted to $3,097,843, $1,927,118, and $1,980,055, respectively,

Financial instruments

SFAS No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, notes receivable, other receivables, prepayments, accounts payable, other payables, accrued liabilities, customer deposits, taxes payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS No. 123R (“SFAS 123R”), “Share Based Payment.” The Company estimates the fair value of the award using the Black-Scholes option pricing model. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. FAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128 (“SFAS 128”), "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2008, 2007, and 2006:

	2008	2007	2006
N Net income for earnings per share	$10,371,154	$7,149,126	$4,210,911

Weighted average shares used in basic computation	18,993,789	11,251,712	10,125,000
Diluted effect of warrants	880,697	225,833	—
Weighted average shares used in diluted computation	19,874,486	11,477,545	10,125,000

Earnings per share:
Basic	$0.55	$0.64	$0.42
Diluted	$0.52	$0.62	$0.42

At June 30, 2008 and 2007, all outstanding warrants were included in the calculation of diluted earnings per share. At June 30, 2006, the Company did not have any outstanding warrants or stock options.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Restricted cash

The Company, through its bank agreement, is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $6,565,500 and $5,628,500 as of June 30, 2008 and 2007, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement by and among Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LLP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of June 30, 2008 and June 30, 2007, the undisbursed amounts were $198,000 and $500,000, respectively, and these are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material.

Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

The activities in the allowance for doubtful accounts are as follows for the years ended June 30, 2008 and 2007:

	2008	2007
Beginning allowance for doubtful accounts	$431,178	$357,970
Additions charged to bad debt expense	93,557	271,602
Write-off charged against the allowance	(129,130)	(217,838)
Foreign currency translation adjustments	45,096	19,444
Ending allowance for doubtful accounts	$440,701	$431,178

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Concentrations of risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2008 and 2007, the Company’s bank balances exceeded government insured limits by approximately $10,175,000 and $12,130,000, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. There were no customers that individually comprised 10% or more of the revenues or trade accounts receivable at June 30, 2008, and 2007. For the year ended June 30, 2008, two vendors accounted for approximately 23% of the Company’s total purchases. As of June 30, 2008, accounts payable for these vendors amounted to $362,807. For the years ended June 30, 2007 and 2006, one vendor accounted for approximately 22% and 77%, respectively, of the Company’s total purchases. There were no accounts payable balance for this vendor as of June 30, 2007.

For export sales, management frequently requires significant down payments or letter of credit prior to shipment. For these sales, the Company maintains export credit insurance to protect against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the years ended June 30, 2008, 2007 and 2006, concerning the Company’s revenues based on geographic area:

Revenue	2008	2007	2006
China	$81,160,283	$46,607,204	$31,282,456
International	9,710,940	5,099,011	4,746,723
Total	$90,871,223	$51,706,215	$36,029,179

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following as of June 30, 2008 and 2007:

	2008	2007
Raw materials	$1,409,577	$2,297,901
Work-in-progress	1,688,161	1,130,900
Finished goods	1,941,540	1,020,466
Total	$5,039,278	$4,449,267

The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of June 30, 2008 and 2007, the Company determined that no reserves were necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory and property and equipment purchases. Certain of the prepayments are for those anticipated purchases, primarily property and equipment, that are scheduled to occur beyond the one-year time frame.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Additions and improvements to property and equipment accounts are recorded at cost. Maintenance, repairs, and minor renewals are charged directly to expense as incurred. Major additions and betterments to property and equipment accounts are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value.

Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvements	5-20	years
Machinery and equipment	5-10	years
Automobile facilities	5-10	years
Electronic equipment	5-7	years

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.
Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses, additional contributions made and distributions received, and amortization of basis differences. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets are primarily comprised of land use rights. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2007, the Company acquired various land use rights for approximately $2,243,000. The Company obtained another land use right in July 2007 for approximately $314,000. In May 2008, the Company paid approximately $734,000 to a local government which enabled the land use right to be classified from industrial use to commercial use. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

On June 30, 2007, the Company sold a land use right at an auction due to relocation of one of the Company’s manufacturing plants. At the time of the sale, the net book value of the land use right was $306,984, and the sale price for the land use right was $1,954,817, for a gain of approximately $1,648,000. As of June 30, 2008, total proceeds had been received.

Intangible assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company determined that there had been no impairment. For the years ended June 30, 2008, 2007 and 2006, amortization expense relating to these intangible assets amounted to $57,254, $42,644 and $41,454 respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2008 and 2007, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2008 and 2007.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company has implemented this interpretation as of July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at July 1, 2007, did not have a material effect on the Company's consolidated financial statements.

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price, however, for the Company’s corn plumules products, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $13,794,406 and $9,840,077, respectively, for the year ended June 30, 2008. For the year ended June 30, 2007, VAT on sales and VAT on purchases amounted to $7,453,346 and $6,991,599, respectively. For the year ended June 30, 2006, VAT on sales and VAT on purchases amounted to $5,571,553 and $4,545,708, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Guarantees

From time to time, the Company guarantees the debt of others unrelated to the Company. Pursuant to FIN 45, “Guarantor’s Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the Company must record guarantees at the fair value of the expected future payments. However, the Company estimates that it will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies to which the guarantees were made.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP FAS 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13". FSP FAS 157-1 does not apply under FASB Statement No. 13 (“Statement 13”), "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement No. 157." With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated results of operations or financial position.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the “simplified” method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company intends on using the “simplified” method until the Company has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company adopted SAB 110 on January 1, 2008, and the Company is currently assessing the impact, if any, of this adoption.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141R"). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or financial position.
See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). Management is currently evaluating the impact of adoption of EITF 07-5 on the accounting for related warrants transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the previously reported net income or cash flows.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 3 - Plant and equipment

Plant and equipment consist of the following at June 30, 2008 and 2007:

	2008	2007
Buildings and improvements	$6,343,954	$5,272,190
Machinery and equipment	37,239,847	22,257,978
Automobile facilities	562,039	487,319
Electronic equipment	368,550	307,391
Construction-in-progress	36,373,688	9,055,482
Total	80,888,078	37,380,360
Accumulated depreciation	(10,945,057)	(7,202,286)
Total	$69,943,021	$30,178,074

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the years ended June 30, 2008, 2007 and 2006 amounted to $2,964,678, $ 2,239,157 and $1,478,734, respectively. Interest costs totaling $598,953, $759,372 and $189,904 was capitalized into construction-in-progress for the years ended June 30, 2008, 2007 and 2006 respectively.

Note 4 - Investment in unconsolidated affiliate

On September 16, 2003, the Company entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, and formed Changle Shengshi Redian Co., Ltd (“Changle Shengshi”). Changle Shengshi was incorporated in Weifang City, Shandong Province, PRC. Changle Shengshi’s principal activity is to produce and sell electricity and heat. The Company accounts for this investment under the equity method of accounting.

On April 12, 2005, the Company’s ownership percentage in Changle Shengshi was reduced from 30% to 20% as a result of an additional investment to Changle Shengshi by another party. This did not have any material impact on the Company’s consolidated financial statements.
See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Summarized financial information of Changle Shengshi is as follows as of June 30, 2008 and 2007:

	2008	2007
Current assets	$14,117,813	$8,065,168
Non-current assets	27,231,806	23,027,549
Total assets	41,349,619	31,092,717

Current liabilities	20,333,700	14,137,526
Non-current liabilities	2,976,360	3,576,800
Shareholders' equity	18,039,559	13,378,391
Total liabilities and shareholders' equity	$41,349,619	$31,092,717

Summarized financial information of Changle Shengshi is as follows for the years ended June 30, 2008, 2007, and 2006:

	2008	2007	2006
Net sales	$31,653,752	$17,366,341	$7,622,505
Gross profit	$6,247,654	$3,586,157	$1,249,000
Income before taxes	$4,571,573	$2,308,837	$431,747
Net income	$3,016,305	$1,546,921	$430,682

Company share of income	603,261	309,384	86,136
Elimination of intercompany profit	(331,022)	(177,964)	(44,501)
Company's share of net income	$272,239	$131,420	$41,635

Note 5 - Related party transactions

Through September 2006, the Company purchased certain volume of starch from Shouguang Shengtai Starch Co. Ltd. (“Shouguang Shengtai”), an entity in which Qingtai Liu, the Company’s Chief Executive Officer, has a 40% interest. From September 2006, the Company began its own production of starch, and no additional purchases were made from Shouguan Shengtai for the procurement of starch. As Shouguang Shengtai is partially owned by the Company’s Chief Executive Officer, prepayments made by the Company has been reclassified to other receivable - related party, as the balance was to be refunded by Shouguang Shengtai. As of June 30, 2007, other receivable - related party was $992,449. For the years ended June 30, 2007 and 2006, the Company made purchases of approximately from Shouguang Shengtai $7,652,465 and $13,794,612, respectively, which was approximately 22% and 77% of the Company’s total purchases of raw materials. For the year ended June 30, 2008, the Company did not make any purchases from Shouguang Shengtai.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In connection with the Company’s purchase of Qingtai Liu’s 49% interest in Weifang Shengtai as described in Note 1, and the 17.95% ownership interest transfer from the Original Shareholders of Weifang Shengtai to Qingtai Liu on April 19, 2006, Qingtai Liu assumed the liabilities of the Original Shareholders’ capital contribution and was entitled to contribute this amount as a capital contribution to the Company. On December 20, 2007, Qingtai Liu repaid the remaining balance of $1,229,625.

The Company’s utilities are partially provided by Changle Shengshi. (See Note 4). As of June 30, 2008 and 2007, the Company’s accounts payable due to Changle Shengshi was approximately $715,000 and $950,000, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $9,852,000, $4,958,000 and $1,706,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008 and 2007, the Company’s receivables from two loan contracts with Changele Shengshi were as follows:

	June 30, 2008	June 30, 2007
Due on November 19, 2007, unsecured, 7.95% interest rate per annum	$—	$657,500
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	437,700	394,500
Total	$437,700	$1,052,000

Periodically, the Company advances monies to Changle Shengshi for temporary cash flow purposes. This transaction is recurring in nature and the Company does not charge interest on these advances, which are due on demand. As of June 30, 2007, total receivable due from Changle Shengshi was $1,499,207. As of June 30, 2008, the Company did not have any amounts due from Changle Shengshi.

The following table summarizes other receivable - related parties as of June 30, 2008 and 2007 is as follows:

	2008	2007
Changle Shengshi Redian Co., Ltd	$—	$1,499,207
Shouguang Shengtai Starch Co. Ltd	—	992,449
Total	$—	$2,491,656

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. As of June 30, 2008 and 2007, the Company’s short term bank loans consisted of the following:

	2008	2007
Loan from Bank of China, due various dates from January 2008 to June 2009; monthly interest only payments; interest rates ranging from 7.47% to 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties.	$13,656,240	$10,993,400

Loan from Industrial and Commercial Bank of China, due various dates from August 2007 to May 2009; monthly interest only payments; interest rates ranging from 7.47% to 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties.	$3,895,530	$3,945,000

Loan from Agriculture Bank of China, due various dates from February 2008 to February 2009; monthly interest only payments; interest rate of 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties	$2,188,500	$1,959,350

Loan from Communication Bank, due July 2007; monthly interest only payments; interest rate of 7.2% per annum, guaranteed by an unrelated third party.	$—	$1,972,500

Loan from Commercial Bank, due July 2008; monthly interest-only payments; interest rate at 8.019% per annum, guaranteed by an unrelated third party, unsecured.	$1,459,000	$—

Loan from ShangHai PuFa Bank, due October 2008; monthly interest-only payments; interest rate of 8.384% per annum, guaranteed by an unrelated third party, unsecured.	$1,459,000	$—

Total	$22,658,270	$18,870,250

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The loans are secured by buildings and improvements, machinery and equipment, and land use rights with carrying values as follows:

June 30, 2008
Buildings and improvements	$4,637,104
Machinery and equipment	4,150,330
Land use rights	4,860,224
Total	$13,647,658

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. As of June 30, 2008 and 2007, the Company’s notes payables consisted of the following:

	2008	2007
Bank of China, due November 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$729,500	$4,997,000
Industrial and Commercial Bank of China, due in September 2008, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	4,377,000	3,945,000
Shenzhen Development Bank, due in December 2008, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	4,377,000	—
Shenzhen Development Bank, due in December 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,459,000	—
Total	$10,942,500	$8,942,000

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral and bear interest at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company and the principal is due upon demand. Employee loans amounted to $1,382,287 and $596,516 as of June 30, 2008 and June 30, 2007, respectively. Interest expense amounted to $105,672, $45,856, and $56,425 for the years ended June 30, 2008, 2007, and 2006, respectively. These loans are payable upon demand.

Employee loan - officer

From time to time, the Company has borrowed monies from Qingtai Liu for cash flow purposes of the Company. The loan does not require collateral and bear interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company and the principal is due upon demand. Employee loan from officer amounted to $53,605 and $0 as of June 30, 2008 and June 30, 2007, respectively. Interest expense was de minimis on this loan for the years ended June 30, 2008, 2007, and 2006.

Third party loan

From time to time, the Company borrowed money from an unrelated individual for use in operations. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company . The principal is due upon demand. Balance on this loan as of June 30, 2008 and 2007 was $640,228 and $318,274, respectively.

Long term loan - current portion

Long term loan - current portion represents an amount due to a bank which was normally due within one year. During the year ended June 30, 2008, the outstanding amount was paid in full. As of June 30, 2008 and 2007, long term loan - current portion was:

	June 30, 2008	June 30, 2007
Agricultural Credit Union, interest at 7.84% per annum, due May 2008	$—	$381,350

Interest

Total interest expense, net of capitalized interest, for the years ended June 30, 2008, 2007, and 2006 on all debt, amounted to $1,901,531, $1,270,418, and $555,572 respectively. Interest capitalized into construction-in-progress totaled $598,953, $759,372 and $189,904 for the years ended June 30, 2008, 2007 and 2006, respectively.

Note 7 - Income taxes

The Company is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises (“FIEs”) and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”). Under the Income Tax Laws, FIEs are generally subject to an effective income tax of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for up to two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first two years from September 2004 to August 2006, and 50% exemption for years three to five from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered it with a special income tax rate of 24%. With the approval of the local government, the Company is subject to income taxes at a reduced rate of 12% from September 2006 to August 2009, after the two-year 24% exemption for income taxes until its exemption and reduction periods expire in August 2009.

Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes were:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%;

b.
Companies established before March 16, 2007, will continue to enjoy tax holiday treatment approved by local government for a grace period of the next five years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiary, Weifang Shengtai was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company will be subject to a 25% income tax rate pursuant to the new income tax laws.

For the years ended June 30, 2008, 2007, and 2006, provision for income taxes was $645,988, $878,836 and $0, respectively,

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2008	2007	2006
U.S. statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)
China income taxes	29.0	33.0	33.0
China income tax exemption	(17.0)	(21.0)	(33.0)
Applicable income tax rate	12.0%	12.0%	—%

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The estimated tax savings due to the tax exemption for the years ended June 30, 2008, 2007 and 2006 amounted to $1,468,820, $1,537,963 and $1,389,601, respectively. The net effect on basic earnings per share if income taxes had been applied would decrease basic earnings per share for the years ended June 30, 2008, 2007 and 2006 by $0.08, $0.13 and $0.14 respectively. The net effect on diluted earnings per share if income taxes had been applied would decrease diluted earnings per share for the years ended June 30, 2008, 2007 and 2006 by $0.07, $0.13 and $0.14 respectively.

Taxes payable

Taxes payable consisted of the following as of June 30, 2008 and 2007:

	2008	2007
VAT payable	$3,049,000	$1,273,390
Individual income tax withheld	767	1,316
Income tax payable	1,518,278	764,827
Housing property tax payable	9,903	7,306
Others	53,304	2,093
Total taxes payable	$4,631,252	$2,048,932

Note 8 - Dividends

Prior to June 30, 2006, the Board of Directors of Weifang Shengtai approved and declared dividends of $2,468,400. As of June 30, 2008, the Company does not have any outstanding dividends payable. As of, and for the years ended June 30, 2008, 2007 and 2006, the dividends paid or declared by the company to its original shareholders were as follows:

	June 30, 2008	June 30, 2007	June 30, 2006
Dividends payable, beginning	$—	$389,216	$1,000,065
Dividends declared	—	—	1,000,065
Dividends paid	—	(389,216)	(1,664,503)
Foreign currency translation adjustment	—	—	53,589
Dividends payable, ending	$—	$—	$389,216

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 9 - Shareholders’ equity

Warrants

In connection with the Share Purchase Agreement, the 4,375,000 warrants (“Investor Warrants”) carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company’s shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

Also in connection with the Share Purchase Agreement, the Company issued 218,750 warrants (“Placement Agent Warrants”) to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering related to the Share Purchase Agreement, the Company issued 75,000 warrants to Chinamerica Fund, LLP and 25,000 warrants to Jeff Jenson (collectively as “Lead Investor Warrants”) to compensate Chinamerica Fund LLP as the lead investor and for Jeff Jenson in assisting in providing the shell of West Coast Car Company. These warrants have the same terms as the Investor Warrants except with an exercise price of $0.01 per share. In June 2008, Jeff Jenson exercised the 25,000 warrants issued to him.

All Investor Warrants, Placement Agent Warrants, and Lead Investor Warrants meet the conditions for equity classification pursuant to SFAS No. 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
Outstanding, June 30, 2006	—	—	$—	—
Granted	4,475,000	4,475,000	2.54	5.00
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.87
Granted	218,750	218,750	2.60	5.00
Forfeited	—	—	—	—
Exercised	219,805	219,805	2.31	—
Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

Stock options

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company believes that such awards better align the interests of its employee with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

On May 14, 2008, the Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $3.34, which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years on a quarterly basis from the date of grant.

The Company uses the Black-Scholes option pricing model which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Weighted average risk-free interest rate	3.22%
Expected term	4 years
Expected volatility	146%
Expected dividend yield	0%
Weighted average grant-date fair value per option	$3.34

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The volatility of the Company’s common stock was estimated by management based on the historical volatility; the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options; and the expected dividend yield was based on the current and expected dividend policy. The fair value of the options was based on the Company’s common stock price on the date the options were granted. SFAS 123R allows use of the “simplified” method to determine the term when other information is not available. Because the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

The stock option activity was as follows for the year ended June 30, 2008:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2007	—	—	—
Granted	660,000	$3.34	$—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding, June 30, 2008	660,000	$3.34	$—

As the options were first granted in May 2008, there was no stock option activity for the year ended June 30, 2007, and prior.

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	4.87	$3.34	—

Compensation expense from stock options recognized for the year ended June 30, 2008 was $317,636. There were no such expenses recognized for the years ended June 30, 2007 and 2006.

Note 10 - Commitments and Contingencies

Guarantees

During the year ended June 30, 2008, the Company guaranteed $7.3 million of short term bank loans for an unrelated party, Shangdong Kuangji Group, Inc. (Shangdong Kuangji”). The Company is obligated to perform under the guarantee if Shangdong Kuangji fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.0 million including accrued interest. As of June 30, 2008, the Company did not record a liability for the guarantee because management believes Shangdong Kuangji is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote. As of June 30, 2008, Shangdong Kuangji’s outstanding short term bank loan balance was $7,295,000

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Litigation

In the Company’s ordinary course of business, the Company may be subject to certain legal proceedings. After review and consultation with the Company’s legal counsel, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Note 11 - Statutory reserves

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the surplus reserve fund, the common welfare fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2008, 2007, and 2006, the Company transferred $1,159,418, $734,396, and $616,256, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the years ended June 30, 2008, 2007 and 2006, the Company made contributions in the amounts of $308,399, $207,308, and $170,533, respectively to the Company’s retirement plan.

See report of independent registered public accounting firm.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 13- Subsequent event

Short term loans

In July 2008, the Company paid in full the outstanding amount of $1,459,000 to Commercial Bank, in satisfaction of its loan terms. In August 2008, the Company paid $977,530 to Industrial and Commercial Bank of China in accordance with the loan agreement.

In September 2008, the Company borrowed $1,459,854 loan from Commercial Bank, due June 2009, monthly interest-only payments; interest rate at 9.71% per annum, secured by certain properties.

Notes payable

By September 2008, the Company paid in full the outstanding amount of $4,377,000 to Industrial and Commercial Bank of China, in satisfaction of its loan terms.

In September 2008, the Company borrowed $1,956,204 notes payable from Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, secured by certain properties.

(2)	Exhibits

Incorporated by Reference

Filing
Exhibit			Date/period
Number	Exhibit Description	Form	End Date

3.1	Amended and Restated Certificate of Incorporation	Form 10-SB	September 26, 2006

3.2	By Laws	Form 10-SB	September 26, 2006

4.1	Form of Warrants to Investors	Form 8-K	May 21, 2007

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc	Form 8-K	May 21, 2007

10.2	Share Purchase Agreement dated a s of May 15, 2007 between the Company and the Purchasers	Form 8-K	May 21, 2007

16.1	Letter dated May 17, 2007 f rom West Coast Car Company to Mantyla McRobers LLC	Form 8-K	May 21, 2007

16.2	Letter dated May 23, 2007 f rom Mantyla McReynolds LLC to the Securities and Exchange Commission	Form 8-K/A	May 24, 2007

21.1	List of Subsidiaries	Form 8-K	May 21, 2007

99.1	Press release dated May 21, 2007 issued by West Coast Car Company	Form 8-K	May 21, 2007

Filed and Furnished herewith
10.3	Employment Agreement dated May 1, 2008 between the Company and Yiru Shi	Form 10-K	May 29, 2008

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

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive	September 28, 2008
Qingtai Liu	Officer) and Director

/s/ Yiru Shi	Chief Financial Officer (Principal Financial and	September 28, 2008
Yiru Shi	Accounting Officer)

/s/ Yongqiang Wang	Director	September 28, 2008
Yongqiang Wang

/s/ Wenbing Christopher Wang	Director	September 28, 2008
Wenbing Christopher Wang

/s/ Changxin Li	Director	September 28, 2008
Changxin Li

/s/ Winfred Lee	Director	September 28, 2008
Winfred Lee