Form 10-Q
period 2008-09-30
Shengtai Pharmaceutical, Inc.
filed 2008-11-13
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

Commission File Number 0-51312

SHENGTAI PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	54-2155579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CHANGDA ROAD EAST, DEVELOPMENT DISTRICT,
CHANGLE COUNTY, SHANDONG,
PEOPLE’S REPUBLIC OF CHINA 262400
(Address of principal executive offices)

011-86-536-6295802
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 31 , 2008, there were outstanding 19,094,805 shares of common stock, par value $0.001 per share, of the registrant.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

ASSETS
	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$1,621,671	$3,405,606
Restricted cash	5,570,525	6,763,500
Accounts receivable, net of allowance for doubtful accounts of $486,406
and $440,701 as of September 30, 2008 and June 30, 2008, respectively	5,189,101	7,614,236
Notes receivable	822,513	458,630
Other receivables	699,333	691,215
Inventories	4,626,569	5,039,278
Prepayments	195,058	310,381
Loan to related party	438,900	-
Total current assets	19,163,670	24,282,846

PLANT AND EQUIPMENT, net	72,326,330	69,943,021

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	3,620,009	3,607,912
Loan to related party - non-current	-	437,700
Intangible assets - land use right, net of accumulated amortization	3,037,480	3,042,183
Total other assets	6,657,489	7,087,795

Total assets	$98,147,489	$101,313,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,662,624	$7,669,728
Accounts payable - related parties	534,740	714,776
Notes payable - banks	8,543,920	10,942,500
Short term loans	21,740,180	22,658,270
Accrued liabilities	303,357	261,187
Other payable	2,361,874	2,146,108
Employee loans	1,294,292	1,382,287
Employee loan - officer	53,738	53,605
Third party loan	362,521	640,228
Customer deposit	1,412,531	804,323
Taxes payable	3,902,402	4,631,252
Total current liabilities	48,172,179	51,904,264

LONG TERM LIABILITIES:
Other payable - noncurrent	2,267,020	2,653,995
Total long term liabilities	2,267,020	2,653,995

Total liabilities	50,439,199	54,558,259

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,094,805 shares issued and outstanding as of
September 30, 2008 and June 30, 2008, respectively	19,095	19,095
Paid-in capital	20,146,526	19,987,708
Statutory reserves	2,894,902	2,894,902
Retained earnings	19,766,373	19,136,577
Accumulated other comprehensive income	4,881,394	4,717,121
Total shareholders' equity	47,708,290	46,755,403

Total liabilities and shareholders' equity	$98,147,489	$101,313,662

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended
	September 30,
	2008	2007
SALES REVENUE	$18,123,728	$19,373,069

COST OF SALES	14,931,187	14,779,032

GROSS PROFIT	3,192,541	4,594,037

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,429,790	1,696,555

INCOME FROM OPERATIONS	762,751	2,897,482

OTHER INCOME (EXPENSE):
Earnings on equity investment	1,851	148,779
Other income	11,869	39,747
Other expense	(8,910)	(177,349)
Interest expense and other charges	(21,839)	(416,464)
Interest income	17,293	66,161
Other income (expense), net	264	(339,126)

INCOME BEFORE PROVISION FOR INCOME TAXES	763,015	2,558,356

PROVISION FOR INCOME TAXES	133,219	305,845

NET INCOME	629,796	2,252,511

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	164,273	445,097

COMPREHENSIVE INCOME	$794,069	$2,697,608

EARNINGS PER SHARE
Basic	$0.03	$0.12
Diluted	$0.03	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,094,805	18,875,000
Diluted	19,353,448	19,697,359

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings		Accumulated other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Totals

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$1,735,484	$9,885,670	$826,998	$31,630,576

Net income					2,252,511		2,252,511
Foreign currency translation adjustments						445,097	445,097

BALANCE, September 30, 2007 (Unaudited)	18,875,000	$18,875	$19,163,549	$1,735,484	$12,138,181	$1,272,095	$34,328,184

Exercised warrants	219,805	220	506,523				506,743
Option issued to employees			317,636				317,636
Net income					8,157,814		8,157,814
Transferred to statutory reserve				1,159,418	(1,159,418)		-
Foreign currency translation adjustments						3,445,026	3,445,026

BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$2,894,902	$19,136,577	$4,717,121	$46,755,403

Option issued to employees			158,818				158,818
Net income					629,796		629,796
Foreign currency translation adjustments						164,273	164,273

BALANCE, September 30, 2008 (Unaudited)	19,094,805	$19,095	$20,146,526	$2,894,902	$19,766,373	$4,881,394	$47,708,290

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$629,796	$2,252,511
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	951,659	686,653
Amortization	13,051	11,809
Allowance for bad debts	226,911	-
Loss on disposal of land use right	-	5,903
Share based compensation to employees	158,818	-
Earnings on equity investment	(2,207)	(148,779)
Change in operating assets and liabilities:
Accounts receivable	2,220,604	(516,885)
Notes receivable	(685,757)	(860,590)
Other receivables	(10,957)	479,437
Other receivables - related parties	-	1,510,151
Other receivables - shareholder	-	(34,668)
Inventories	426,788	778,620
Prepayments	175,061	33,913
Deferred assets	(58,966)	-
Accounts payable	(1,069,660)	(1,529,592)
Accounts payable - related parties	(727,816)	31,921
Accrued liabilities	535,069	(77,963)
Other payable	(184,454)	(110,003)
Customer deposit	606,375	1,192,497
Taxes payable	(742,003)	643,363
Net cash provided by operating activities	2,462,312	4,348,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of plant and equipment	(1,723,339)	(2,489,638)
Acquisition of intangible assets	-	(319,798)
Advances on plant and equipment purchase	-	(2,076,530)
Net cash used in investing activities	(1,723,339)	(4,885,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of restricted cash	1,211,722	3,046,580
Borrowings on notes payable - banks	1,961,626	1,324,600
Payments on notes payable - banks	(4,391,700)	(6,093,160)
Borrowings on short term loans	1,463,900	887,482
Payments on short term loans	(2,444,713)	(3,616,158)
Borrowings on employee loans	201,287	-
Payments on employee loans	(293,128)	(90,905)
Payments on third party loan	(279,634)	-
Net cash used in financing activities	(2,570,640)	(4,541,561)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	47,732	41,437

DECREASE IN CASH	(1,783,935)	(5,037,792)

CASH, beginning of period	3,405,606	6,420,439

CASH, end of period	$1,621,671	$1,382,647

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$-	$406,325
Cash paid for Income taxes	$731,950	13,445
Non-cash investing and financing activities -
Acquisition of plant and equipment through advances on plant and
and equipment purchase	$1,093,496	$2,754,637
Acquisition of plant and equipment in exchange for note receivable
and other receivables	$327,638	$-

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical Inc, (the “Company”), formerly known as West Coast Car Company was incorporated in March 2004 in the State of Delaware as West Coast Car Company.

Shengtai Holding, Inc. (“SHI” was incorporated in the state of New Jersey on February 27, 2006. The Company, through its Chinese subsidiary, Weifang Shengtai Pharmaceutical Co., Ltd. (“Weifang Shengtai”), manufactures and distributes raw drug materials (e.g., glucose, dehydrated glucose) and drug supplements (e.g., starch, dextrin, polyacrylic acid resin). The Company’s primary business operations are conducted in the People’s Republic of China (“PRC”).

Weifang Shengtai was established in Changle County, Weifang City, Shandong Province, PRC on February 4, 1999. On May 26, 2007, Weifang Shengtai increased its registered capital from $3,920,000 to $15,000,000. In May and June 2007, SHI contributed $11,080,000 towards the additional registered capital. This transaction was approved by the local branch of the MOC in Weifang City and the Company obtained a new business license on July 16, 2007, for a term of 20 years.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical Inc. and Subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries SHI and Weifang Shengtai.

The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the fair value of share based compensation, and the collectability of accounts receivable. Actual results could be materially different from these estimates upon which the carrying values were based.

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

Translation adjustments amounted to $4,881,394 and $4,717,121 as of September 30, 2008 and June 30, 2008, respectively. Assets and liabilities were translated at 6.83 RMB to $1.00 at September 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the three months ended September 30, 2008 and 2007 were 6.84 RMB and 7.55 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $779,336 and $747,314 for the three months ended September 30, 2008 and 2007, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, notes receivable, other   receivables, prepayments, accounts payable, other payables, accrued liabilities, customer deposits, taxes payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS 123R, “Share Based Payment.” The Company estimates the fair value of the award using the Black-Scholes option pricing model. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share:

	Three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net income for earnings per share	$629,796	$2,252,511

Weighted average shares used in basic computation	19,094,805	18,875,000

Diluted effect of warrants	258,643	822,359

Weighted average shares used in diluted computation	19,353,448	19,697,359

Earnings per share

Basic	$0.03	$0.12

Diluted	$0.03	$0.11

At September 30, 2008, 4,473,945 shares of outstanding warrants were included in the three months ended September 30, 2008 calculation of diluted earnings per share and 660,000 shares of outstanding stock options were excluded from the diluted earnings per share calculation as they are anti-dilutive. At September 30, 2007, all outstanding warrants were included in the three months ended September 30, 2007 calculation of diluted earnings per share.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of September 30, 2008 and June 30, 2008, these amounts totaled $5,570,525 and $6,763,500, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed until certain criteria are met. As of September 30, 2008 and June 30, 2008, the amount not disbursed was $201,305 and $198,000, respectively, and these are included in restricted cash in the consolidated balance sheets.

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

The activity in the allowance for doubtful accounts for trade accounts receivable is as follows:

	Three months ended September 30, 2008	Year ended June 30, 2008
	(Unaudited)

Beginning allowance for doubtful accounts	$440,701	$431,178

Additions charged to bad debt expense	226,911	93,557

Write-off charged against the allowance	(182,386)	(129,130)

Foreign currency translation adjustments	1,180	45,096

Ending allowance for doubtful accounts	$486,406	$440,701

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2008 and June 30, 2008, the Company’s bank balances exceeded government insured limits or not covered by insurance by approximately $6,740,882 and $10,175,000, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. For the three months ended September 30, 2008 and 2007, there were no customers that individually comprised 10% or more of the Company’s total revenues. For the three months ended September 30, 2008 and 2007, there were no vendors that individually accounted for over 10% or more of the Company’s total purchases.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three months ended September 30, 2008 and 2007, concerning the Company’s revenues based on geographic area:

Revenue	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)

China	$15,960,750	$17,187,494

International	2,162,978	2,185,575

Total	$18,123,728	$19,373,069

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)

Raw materials	$1,160,192	$1,409,577

Work-in-progress	1,662,310	1,688,161

Finished goods	1,804,067	1,941,540

Total	$4,626,569	$5,039,278

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2008, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets are primarily comprised of land use rights. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company determined that there had been no impairment. Total amortization expense for the three months ended September 30, 2008 and 2007 amounted to $ 13,051 and $11,809 respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2008 and June 30, 2008, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2008 and June 30, 2008.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

VAT on sales and VAT on purchases amounted to $1,884,466 and $2,476,725 for the three months ended September 30, 2008, and $2,860,229 and $2,432,415 for the three months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the “simplified” method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company intends on using the “simplified” method until the Company has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company adopted SAB 110 on January 1, 2008 which did not materially affect the company.

In December 2007, the FASB issued SFAS 141(R) "Business Combinations". The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or financial position.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or financial position.

On May 9, 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)

Buildings	$11,624,589	$6,343,954

Machinery and equipment	44,195,785	37,239,847

Automobile facilities	598,518	562,039

Electronic equipment	415,667	368,550

Construction in progress	27,417,909	36,373,688

Total	84,252,468	80,888,078

Accumulated depreciation	(11,926,138)	(10,945,057)

Total	$72,326,330	$69,943,021

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $951,659 and $686,653, respectively. Interest costs totaling $701,621 and $230,656 was capitalized into construction-in-progress for the three months ended September 30, 2008 and 2007, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 4 - Investment in unconsolidated affiliate

On September 16, 2003, the Company entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, and formed Changle Shengshi Redian Co., Ltd (“Changle Shengshi”). Changle Shengshi was incorporated in Weifang City, Shandong Province, PRC. Changle Shengshi’s principal activity is to produce and sell electricity and heat. The Company accounts for this 20% investment under the equity method of accounting.

Summarized unaudited financial information of Changle Shengshi is as follows:
	September 30,	June 30,
	2008	2008

Current assets	$15,487,906	$14,117,813

Non-current assets	27,824,899	27,231,806

Total assets	43,312,805	41,349,619

Current liabilities	22,228,241	20,333,700

Non-current liabilities	2,984,520	2,976,360

Shareholders' equity	18,100,044	18,039,559

Total liabilities and shareholders' equity	$43,312,805	$41,349,619

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Summarized financial information of Changle Shengshi for the three months ended September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007

Net sales	$10,394,563	$7,171,525

Gross profit	$360,394	$2,167,691

Income before taxes	$14,714	$1,757,159

Net income	$11,035	$1,372,948

Company share of income	$2,207	$274,589

Elimination of intercompany profit	356	125,810

Company’s share of net income	$1,851	$148,779

Note 5 - Related party transactions

The Company’s utilities are partially provided by Changle Shengshi (See Note 4). As of September 30, 2008 and June 30, 2008, the Company’s accounts payable due to Changle Shengshi was approximately $535,000 and $715,000, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $1,676,331 and $2,068,766 for the three months ended September 30, 2008 and 2007, respectively.

The Company’s receivables from one loan contract with Changle Shengshi are as follows:

	September 30, 2008	June 30, 2008
	(Unaudited)
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$438,900	$437,700

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Loan from Bank of China, due various dates from January 2009 to June 2009; monthly interest only payments; interest rates ranging from 7.47% to 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties.	$13,693,680	$13,656,240

Loan from Industrial and Commercial Bank of China, due various dates from January 2009 to May 2009; monthly interest only payments; interest rates ranging from 7.47% to 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties.	$2,926,000	$3,895,530

Loan from Agriculture Bank of China, due February 2009; monthly interest only payments; interest rate of 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties	$2,194,500	$2,188,500

Loan from Commercial Bank, due June 2009; monthly interest-only payments; interest rate at 8.019% per annum, guaranteed by an unrelated third party, unsecured.	$1,463,000	$1,459,000

Loan from ShangHai PuFa Bank, due October 2008; monthly interest-only payments; interest rate of 8.384% per annum, guaranteed by an unrelated third party, unsecured.	$1,463,000	$1,459,000

Total	$21,740,180	$22,658,270

The loans are secured by buildings and improvements, machinery and equipment, and land use rights with carrying values as follows:

September 30, 2008
Buildings and improvements	$4,649,817
Machinery and equipment	4,161,709
Land use rights	4,873,549
Total	$13,685,075

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Bank of China, due November 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$731,500	$729,500

Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,960,420	4,377,000

Shenzhen Development Bank, due in December 2008, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	4,389,000	4,377,000

Shenzhen Development Bank, due in December 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,463,000	1,459,000

Total	$8,543,920	$10,942,500

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral and bear interest at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company and the principal is due upon demand. Employee loans amounted to $1,294,292 and $1,382,287 as of September 30, 2008 and June 30, 2008, respectively. These loans are payable upon demand.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Employee loan - officer

From time to time, the Company has borrowed monies from Qingtai Liu for cash flow purposes of the Company. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company and the principal is due upon demand. Employee loan from officer amounted to $53,738 and $53,605 as of September 30, 2008 and June 30, 2008, respectively. Interest expense was de minimis on this loan for the three months ended September 30, 2008 and 2007, respectively.

Third party loan

From time to time, the Company borrowed money from an unrelated individual for use in operations. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company . The principal is due upon demand. Balance of the loan as of September 30, 2008 and June 30, 2008 amounted to $362,521 and $640,228, respectively.

Interest

Total interest expense, net of capitalized interest, for the three months ended September 30, 2008 and 2007 on all debt, amounted to $584,509 and $391,608, respectively. Interest capitalized into construction-in-progress totaled $701,621 and $230,656 for the three months ended September 30, 2008 and 2007, respectively.

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

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first two years from September 2004 to August 2006, and 50% exemption for years three to five from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered it with a special income tax rate of 24%. With the approval of the local government, the Company is subject to income taxes at a reduced rate of 12% from September 2006 to August 2009, after the two-year exemption 24% for income taxes until its exemption and reduction periods expire in August 2009.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

The Company’s subsidiary, Weifang Shengtai was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company will be subject to a 25% income tax rate pursuant to the new income tax laws. During the three months ended September 30, 2008 and 2007, the provision for income taxes was $133,219 and $305,845, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30:

	2008	2007
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	33.0

China income tax exemption	(13.0)	(21.0)

Total provision for income taxes	12.0%	12.0%

The estimated tax savings due to the tax exemption for the three months ended September 30, 2008 and 2007 amounted to $174,934 and $535,229, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2008 and 2007 by $0.01 and $0.03, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended September 30, 2008 and 2007 by $0.01 and $0.03, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Taxes payable

Taxes payable consisted of the following:

	September 30, 2008 (Unaudited)	June 30, 2008

VAT payable	$1,542,042	$3,049,000

Individual income tax withheld	464	767

Income tax payable	924,077	1,518,278

Housing property tax payable	9,930	9,903

Others	1,425,889	53,304

Total taxes payable	$3,902,402	$4,631,252

Note 8 - Commitments and Contingent liabilities

Guarantees

As of September 30, 2008, the Company has guaranteed $7.3 million of short term loan for unrelated party, Shandong Kuangji Group, Inc. (“Shandong Kuangji”). The Company is obligated to perform under the guarantee if Shandong Kuangji fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is about $8.0 million including accrued interest. The Company did not record a liability for the guarantee because management believes Shandong Kuangji is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Detail of guarantee amount to the unrelated parties as of September 30, 2008 is as follows:
Short Term
Company	Bank Loans

Shandong Kuangji Group Inc.	$7,315,000

Total	$7,315,000

Commitments

Capital commitments outstanding as of September 30, 2008 were as follows:

Property and Equipment
Nine months ended June 30, 2009	$234,080
Thereafter	$-

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
SEPTEMBER 30, 2008
(UNAUDITED)

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
			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life

Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.87

Granted	218,750	218,750	2.60	5.00

Forfeited	-	-	-	-

Exercised	219,805	219,805	2.31	-

Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, September 30, 2008 (unaudited)	4,473,975	4,473,945	$2.54	3.63

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, June 30, 2007	-	-	-

Granted	660,000	$3.34	$-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, June 30, 2008	660,000	$3.34	$-

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, September 30, 2008	660,000	$3.34	$-

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	4.62	$3.34	—

Compensation expense from stock options recognized for the three months ended September 30, 2008 was $158,818. There were no such expenses recognized for the three months ended September 30, 2007.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2008 and 2007, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended September 30, 2008 and 2007, the Company made contributions in the amounts of $135,036 and $57,351, respectively to the Company’s retirement plan.

Note 12 - Subsequent event

Short term loans

In October 2008, the Company borrowed $1,465,000 loan from Xingye Bank in Weifang, due June 2009, monthly interest-only payments, interest rate at 7.9695% per annum, secured by certain properties.

Notes payable

In October 2008, the Company borrowed $1,465,000 notes payable of from Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, secured by certain properties.

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

Overview

We are, through our wholly-owned subsidiary, Shengtai Holding Inc. and its wholly-owned subsidiary in the People’s Republic of China (“PRC”), Weifang Shengtai Pharmaceutical Co., Ltd, a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We are a market leader and preferred domestic supplier of pharmaceutical grade glucose with about 40% market share in China. We also manufacture glucose, cornstarch and other products for the food and beverage industry for the Chinese market.

Our cornstarch production facility, which has a maximum capacity to produce 240,000 metric tons of cornstarch per year, was fully completed at the end of October 2007. This facility is close to our glucose production plants.

During the three months ended September 30, 2008, we produced a total of 32,076 metric tons of cornstarch, of which 17,253 metric tons were used to satisfy our own glucose production needs. The excess cornstarch was or will be then sold to outside customers who are in the pharmaceutical, food and beverage, and industrial industries. The cornstarch sales amounted to $5.181 million and accounted for 28.59% of our total sales revenue for the three months ended September 30, 2008.

Corn is the principal raw material for our cornstarch. Since mid-2007 corn and other food prices have been climbing at an annual inflation rate of 15% in China, mostly due to the shortages of pork and grain and the development of alternative energy industry. In order to maintain a stable corn price, the Chinese government put restrictions to control the development of industrial use of corn, such as the conversion of corn into ethanol. Also the Chinese government has put its corn reserve into market to help to maintain the corn price. In September corn prices increased at an annual rate of only 2%.

We consider these government policies have had and will continue to have positive effects on our operations. Management believes that stable corn prices will help maintain the availability of our raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may continue to have negative effects on our operations. However, in the three months ended September 30, 2008 our margin has fallen from 24% to 18%, as discussed below. The principal raw material for glucose is cornstarch. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

At the end of July 2008, we completed construction of a new glucose manufacturing facility to boost our production capacity. At the end of September 2008, the facility passed its GMP inspection. The facility has a production capacity of 120,000 tons, and with our pre-existing glucose manufacturing facility, we now have the production capacity of a total 180,000 tons (if necessary, can be easily expandable to a total of 210,000 tons). From October 2008, we are commencing start up operations in the new facility in stages with small amounts first and building up to larger quantities.

During the three months ended September 30, 2008, we produced a total of 21,291 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $8.207 million, or 45.30% of our revenues.

In addition to our pharmaceutical glucose and cornstarch series of products, we also produce other products such asdextrin, corn embryo, fibers, protein powders, and phytin, which are used for food, beverage and industrial production. The sales revenues generated from these products were $4.730 million, and constituted approximately 26.1% of our total sales revenues for the three months ended September 30, 2007.

Management believes that better living standards in China should lead to higher consumption of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In March 2008, the Chinese government announced its plan to give insurance coverage to more rural residents in China. That is to say, more and more farmers in China can afford the expense of healthcare. At the same time, despite the current deceleration in growth, we believe that the continuing economic growth, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, will resume as drivers in the demand for our pharmaceutical glucose products.

We believe that production capacity and product quality are key factors in maintaining and improving our competitive position and enhancing our long term competitiveness. As a result, we have been placing emphasis on (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base, and (iv) expansion of our production capacity.

Our rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100%. We have a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and then reprocessing of non-conforming products.

At the end of September 2008, the new glucose production facility passed its GMP inspection, and our facilities and many of our products are fully certified for GMP, ISO9002 and HACCP international quality standards, and globally certified HALAL, KOSHER and IP GMO.

Our sales network presently covers almost all provinces of mainland China except Tibet Autonomous Region. We have four representative offices in Chengdu, Guangzhou, Hangzhou and Nanchang to strengthen our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image.

At the same time, we have exported our products to over 70 countries, including Japan, Singapore, Korea, Australia, Russia and India. For the three months ended September 30, 2008, our international sales comprised approximately 11.7% of our total sales revenues.

The target customers of our company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the three months ended September 30, 2008, our top ten customers accounted for 35% for our total sales revenue.

Results of Operations

The following table sets forth our statements of operations for the three months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The following table shows our operating results for the three months ended September 30, 2007 and 2008.

	Three months ended September 30, 2008	Three months ended September 30, 2007
Sales Revenue	18,123,728	19,373,069
Costs of Goods Sold	14,931,187	14,779,032
Gross Profit	3,192,541	4,594,037
Sales, General and Administrative Expenses	2,429,790	1,696,555
Operating Income	762,751	2,897,482
Other Net Income (Expense)	264	(339,126)
Income before Income Taxes	763,015	2,558,356
Provision for Income Taxes	133,219	305,845
Net income	629,796	2,252,511

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the three months ended September 30, 2007 and 2008.

Product	Metric Tons Three months ended September 30, 2008	Metric Tons Three months ended September 30, 2007	Sales Revenue (%) Three months ended September 30, 2008	Sales Revenue (%) Three months ended September 30, 2007
Glucose	21,291	24,181	$8,207,000 (45.3%)	$9,014,766(46.53%)
Cornstarch-Internal	17,253 (53.8%)	11,164 (30%)
Cornstarch-Sales	14,823 (46.1%)	26,073 (70%)	$5,181,000 (28.59%)	$6,025,748 (31.10%)
Total Cornstarch	32,076 (100%)	37,237 (100%)
Other			$4,730,000 (26.1%)	$4,256,379 (21.97%)
Total			$18,123,728 (100%)	$19,373,069 (100%)

Overview

•
Since mid-2007 corn prices have increased at an annual rate of 15%, until September 2008, when the increase was only at a rate of 2% per year, following the PRC government’s restrictions on industrial uses of corn and the introduction of the government strategic corn reserve into the market.

•
After our new cornstarch plant was completed in October 2007 we increased our cornstarch production with the objective of producing our own cornstarch raw material for our increasing production capacity for pharmaceutical grade glucose. As our new glucose plant was only completed in July 2008 and is being put into service on a gradual basis, we have been producing more cornstarch than we could use and selling the excess to customers. In the fiscal year ended June 30, 2008 we used 37% of our cornstarch production as raw materials in our glucose production and sold the remaining 63% to customers. In the three months ended September 30, 2008, we used 53.8% of our cornstarch internally and sold 46.1% to customers.

•
Demand for cornstarch plummeted in August and September 2008, as food prices dropped sharply amidst global financial turmoil. For example, pork prices dropped 40% in those months. In addition our sales were adversely affected by PRC government restrictions on manufacturing and transportation during the Beijing Olympics in August, which were aimed at reducing pollution. The resulting excess inventories (produced at very high corn prices in the cost of goods) led to aggressive price-cutting in the cornstarch market, sharply reducing margins. Some cornstarch companies are stopping cornstarch production in this market.

•
Because we have the ability to raise or lower our production of cornstarch, in September we began to cut production to a level closer to our own internal needs. However, the combination of high corn prices built into our inventory and the much lower market prices led to a sharp reduction in our sales, profit margin and net income for the three months ended September 30, 2008.

•	Our objective in adjusting our cornstarch production is to improve our margins, as we ramp up glucose production in our new plant.
•	We plan to produce cornstarch to supply our own increasing needs and will produce more for outside sales if future market prices of corn and cornstarch make it economic.

Sales revenue for the three months ended September 30, 2008 was $18,123,728, a decrease of $1,249,341, or 6.45% compared with the corresponding period in 2007. The decrease in sales revenue resulted from the decrease of our domestic sales of cornstarch and glucose. Our sales were impacted by government restrictions on manufacturing and transportation during the Beijing Olympics in August and sharply lower prices of cornstarch since August. However, Management believes that cornstarch inventories are decreasing and will lead to higher prices in the future. Management also believes that in the long run most of our cornstarch products will be consumed internally to manufacture glucose.

Costs of goods sold for the three months ended September 30, 2008 was $14,931,187, an increase of $152,155, or 1.00% compared with the corresponding period in 2007. The increase in cost of goods sold primarily resulted from increased corn prices and decreased demand resulting in higher per unit costs.

Gross profit for the three months ended September 30, 2008 was $3,192,541, a decrease of $1,401,496, or 30.51% compared with the corresponding period in 2007. The decrease in gross profits resulted from the decrease in sales and the increase in cost of goods sold compared with the same period in 2007.

Gross profit margin for the three months ended September 30, 2008 was 17.6%, a decrease from 23.7% for the same period in 2007. The reasons for the decrease in gross profit margin were because of lower sales, increased raw material costs, lower production, and higher production cost per unit.

Selling, General and Administrative expenses for the three months ended September 30, 2008 were $2,429,790, an increase of $733,235, or 43.22% compared with the corresponding period in 2007. The increase in our Selling, General and Administrative expenses was mainly the result of increased labor cost and increased bad debt expenses and in our China operation, as well as more administrative expenses, such as consulting fees, legal fees, audit fees, and investor relations expenses as a reporting company. We incurred $158,818 in non-cash stock option expenses for the three months ended September 30, 2008.

Net income for the three months ended September 30, 2008 was $629,796, a decrease of $1,622,715 or 72.04% compared with the corresponding period in 2007. The decrease in net income was primarily due to the decrease in our sales volume, the increase of cost of goods sold, and increased selling, general, and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Three Months Ended September 30, 2008 and 2007

Net cash provided by operating activities for the three months ended September 30, 2008 was $2,462,312, a decrease of 43.4%, or $1,885,986, from $4,348,298 provided by operating activities for the same period in 2007. The decrease in net cash provided by operations was principally due to the decrease in net income and payments of tax payable and accounts payable. Unless this recent unfavorable trend moderates, we may need to seek outside financing in very challenging financial market conditions.

Investing Activities

Three Months Ended September 30, 2008 and 2007

Net cash used in investing activities for the three months ended September 30, 2008 was $1,723,339, a decrease of 64.8%, or $3,162,626 from $4,885,965 used in investing activities for the same period in 2007. The decrease of net cash used in investing activities resulted from capital expenditures for building our cornstarch and glucose factories in fiscal year 2007. During the three months ended September 30, 2007, most of the cash had been spent on the construction of the new glucose manufacturing complex and the construction of a new dormitory. Less capital expenditure was spent during the three months ended September 30, 2008. The new glucose manufacturing facility was completed in July 2008. Management believes that we will have limited capital expenditures during the balance of the fiscal 2009 year.

Financing Activities

Three Months Ended September 30, 2008 and 2007

Net cash used in financing activities for the three months ended September 30, 2008 was $2,570,640, a decrease of 43.4%, or $1,970,921 from $4,541,561 used in the financing activities for the same period in fiscal 2007. The decrease of net cash used in financing is mainly because the Company has more repayments of notes payable and short term loans for the three months ended September 30, 2007 than for the three months ended September 30, 2008.

Loans

Other than our private placement financing in 2007, we have financed our operations primarily through bank loans and operating income. We had a total of $21,740,180 short term bank loans outstanding as of September 30 2008. The loans were secured by our properties or guaranteed by unrelated third parties. The terms of all these short term loans are for one year. We have never defaulted on any of these loans.

We have $2,267,020 non-current payables as of September 30 2008 and $2,653,995 as of June 30, 2008.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $7,315,000 as of September 30, 2008. The total amount of guarantees provided to us by unrelated third parties is $13,693,680.

Future cash commitments

The final cost of our new glucose facility was approximately $32 million, out of which the building accounted for approximately $10 million and machinery and equipment approximately $22 million. We are commencing start up operations in the new facility in stages with small amounts first and building up to larger quantities.

We estimate the need for $6 million to $10 million per year to run the new glucose facilities at full capacity. However we are ramping up our production gradually, so the exact amount required will be determined based on both the market demand of our products and the time needed for these facilities to run at full capacity. We will carefully review our financial condition and consider financing either with the cash internally generated, bank loans, or with additional equity.

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

Accounts Receivable

Accounts receivable are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management reviews our accounts receivable on a regular basis to determine if the bad debt allowance is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Known bad debts are written off as incurred.

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

Recently issued accounting pronouncements

Included in the Notes to the Financial Statements.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

 Mr. Qingtai Liu, our Chief Executive Officer and Ms. Yiru Melody Shi, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Under the PRC laws, Weifang Shengtai, a PRC wholly foreign -owned enterprise, is required to set aside 10% of its net income each year to fund certain designated statutory reserve funds until such reserve balance reaches 50% of its registered capital.  50% of our registered capital is $7,502,998. Our designated statutory reserve funds were $2,894,902 as of September 30, 2008. These reserves are not distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuance of new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  As of September 30, 2008, Weifang Shengtai has not reached the required contributions to make payment of any dividends to its shareholders until such contributions have been made. We currently intend to retain all future earnings for use in the operation and expansion of our business.  However, our inability to pay dividends may adversely affect the market value of our common stock.

Other than the above, there are no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on September 29, 2008.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Qingtai Liu;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yiru Shi;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: November 13, 2008	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer

Dated: November 13, 2008	/s/ Yiru Shi
Yiru Shi
Chief Financial Officer