Form 10-Q
period 2008-12-31
Shengtai Pharmaceutical, Inc.
filed 2009-02-13
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission File Number 0-51312

SHENGTAI PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	54-2155579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CHANGDA ROAD EAST, DEVELOPMENT DISTRICT,
CHANGLE COUNTY, SHANDONG,
PEOPLE’S REPUBLIC OF CHINA 262400
(Address of principal executive offices)

011-86-536-6295802
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

As of January 31, 2009, there were outstanding 19,169,805 shares of common stock, par value $0.001 per share, of the registrant.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,881,595	$3,405,606
Restricted cash	6,319,465	6,763,500
Accounts receivable, net of allowance for doubtful accounts of $493,507 and $440,701 as of December 31, 2008 and June 30, 2008, respectively	6,192,651	7,614,236
Notes receivable	703,206	458,630
Other receivables	175,554	691,215
Inventories	6,773,059	5,039,278
Prepayments	217,503	310,381
Loan to related party	440,100	-
Total current assets	27,703,133	24,282,846

PLANT AND EQUIPMENT, net	70,803,112	69,943,021

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	3,665,602	3,607,912
Loan to related party - noncurrent	-	437,700
Intangible assets - land use right, net of accumulated amortization	3,032,706	3,042,183
Total other assets	6,698,308	7,087,795

Total assets	$105,204,553	$101,313,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,377,921	$7,669,728
Accounts payable - related parties	1,104,312	714,776
Notes payable - banks	10,767,780	10,942,500
Short term loans	23,266,620	22,658,270
Accrued liabilities	257,281	261,187
Other payable	2,474,936	2,146,108
Employee loans	1,080,531	1,382,287
Employee loan - officer	53,871	53,605
Third party loan	242,783	640,228
Customer deposit	1,203,835	804,323
Taxes payable	2,863,436	4,631,252
Current portion of capital lease obligations	58,445	-
Total current liabilities	50,751,751	51,904,264

LONG TERM LIABILITIES:
Capital lease obligation, net of current portion	5,076,055	-
Other payable - noncurrent	1,859,323	2,653,995
Total long term liabilities	6,935,378	2,653,995

Total liabilities	57,687,129	54,558,259

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,169,805 and 19,094,805 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	19,170	19,095
Paid-in capital	20,306,019	19,987,708
Statutory reserves	3,003,993	2,894,902
Retained earnings	19,183,395	19,136,577
Accumulated other comprehensive income	5,004,847	4,717,121
Total shareholders' equity	47,517,424	46,755,403

Total liabilities and shareholders' equity	$105,204,553	$101,313,662

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
SALES REVENUE	$14,795,746	$24,954,288	$32,919,474	$44,327,357

COST OF SALES	12,801,591	19,086,274	27,732,778	33,865,306

GROSS PROFIT	1,994,155	5,868,014	5,186,696	10,462,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,322,885	1,814,376	4,752,675	3,510,931

INCOME (LOSS) FROM OPERATIONS	(328,730)	4,053,638	434,021	6,951,120

OTHER INCOME (EXPENSE):
Earnings on equity investment	31,561	977	33,412	149,756
Other income	43,312	69,962	55,181	109,709
Other expense	(242,202)	(26,495)	(251,112)	(203,844)
Interest expense and other charges	(41,667)	(519,417)	(63,506)	(935,881)
Interest income	79,380	32,243	96,673	98,404
Other income (expense), net	(129,616)	(442,730)	(129,352)	(781,856)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(458,346)	3,610,908	304,669	6,169,264

PROVISION FOR INCOME TAXES	15,541	481,323	148,760	787,168

NET INCOME (LOSS)	(473,887)	3,129,585	155,909	5,382,096

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	123,453	140,556	287,726	1,412,651

COMPREHENSIVE INCOME (LOSS)	$(350,434)	$3,270,141	$443,635	$6,794,747

EARNINGS (LOSS) PER SHARE
Basic	$(0.02)	$0.17	$0.01	$0.28
Diluted	$(0.02)	$0.15	$0.01	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,123,338	18,961,992	19,109,149	18,918,496
Diluted	19,123,338	20,296,006	19,109,149	20,000,956

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings		Accumulated other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Totals
BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$1,735,484	$9,885,670	$826,998	$31,630,576

Exercised warrants	194,805	195	506,298				506,493
Net income					5,382,096		5,382,096
Foreign currency translation adjustments						1,412,651	1,412,651

BALANCE, December 31, 2007 (Unaudited)	19,069,805	$19,070	$19,669,847	$1,735,484	$15,267,766	$2,239,649	$38,931,816

Exercised warrants	25,000	25	225				250
Option issued to employees			317,636				317,636
Net income					5,028,229		5,028,229
Transfer to statutory reserve				1,159,418	(1,159,418)		-
Foreign currency translation adjustments						2,477,472	2,477,472

BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$2,894,902	$19,136,577	$4,717,121	$46,755,403

Option issued to employees			317,636				317,636
New shares issuance for warrants exchange	75,000	75	675				750
Net income					155,909		155,909
Transfer to statutory reserve				109,091	(109,091)
Foreign currency translation adjustments						287,726	287,726

BALANCE, December 31, 2008 (Unaudited)	19,169,805	$19,170	$20,306,019	$3,003,993	$19,183,395	$5,004,847	$47,517,424

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,909	$5,382,096
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	2,124,286	1,187,166
Amortization	26,110	23,820
Bad debt expense	77,061	-
Stock option expense	317,636	-
(Gain) Loss on equipment disposal	201,766	(90,098)
Loss on disposal of land use right	-	5,955
Earnings on equity investment	(33,412)	(149,756)
Change in operating assets and liabilities:
Accounts receivable	1,383,582	(311,689)
Notes receivable	(243,183)	(772,571)
Other receivables	482,406	1,186,223
Other receivables - related party	-	2,531,257
Other receivables - shareholder	-	1,254,248
Inventories	(1,703,009)	159,692
Prepayments	(1,549,571)	(472,365)
Accounts payable	1,492,834	(1,668,080)
Accounts payable - related parties	(717,373)	(293,176)
Accrued liabilities - related party	(61,824)	-
Accrued liabilities	1,102,279	(150,906)
Other payable	(2,538,294)	(313,162)
Customer deposit	394,375	417,062
Payable - officer	-	31,145
Taxes payable	(1,789,911)	1,671,334
Net cash (used in) provided by operating activities	(878,333)	9,628,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,033)	(28,455)
Proceeds from equipment disposal	5,125,050	34,733
Additions to construction in progress	(841,746)	(5,865,225)
Acquisition of land use right	-	(317,183)
Purchase of software program	-	(5,343)
Advances on plant and equipment purchase	-	(5,226,396)
Loan repayment from related party	-	667,950
Net cash provided by (used in) investing activities	4,282,271	(10,739,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	479,144	3,842,060
Borrowings on notes payable - banks	10,747,962	1,335,900
Payments on notes payable - banks	(10,982,250)	(9,084,120)
Borrowings on short term loans	4,392,900	3,566,853
Payments on short term loans	(3,909,682)	(7,440,963)
Borrowings on employee loans	787,061	1,271,112
Payments on employee loans	(1,095,828)	(137,616)
Borrowings on third party loan	113,633	1,781,556
Payments on long term loans	(513,852)	-
Cash proceeds from issuance of common stock	750	506,493
Net cash provided by (used in) financing activities	19,838	(4,358,725)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	52,213	96,016

INCREASE (DECREASE) IN CASH	3,475,989	(5,374,433)

CASH, beginning of period	3,405,606	6,420,439

CASH, end of period	$6,881,595	$1,046,006

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical Inc, (the “Company”), was incorporated in March 2004 in the State of Delaware. The Company, through its direct and indirect subsidiaries, manufactures and distributes raw drug materials (e.g., glucose, dehydrated glucose) and drug supplements (e.g., starch, dextrin, polyacrylic acid resin). The Company’s primary business operations are conducted in the People’s Republic of China (“PRC”).

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical Inc. and Subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc. (‘SHI”) and Weifang Shengtai Pharmaceutical Co., Ltd (“Weifang Shengtai”). The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi (“RMB”) as its functional currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $5,004.847 and $4,717,121 as of December 31, 2008 and June 30, 2008, respectively. Assets and liabilities were translated at 6.82 RMB to $1.00 at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the six months ended December 31, 2008 and 2007 were 6.83 RMB and 7.49 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs related to costs of goods sold amounted to $903,194 and $1,188,561 for the three months ended December 31, 2008 and 2007. Shipping and handling costs amounted to $1,682,530 and $1,935,875 for the six months ended December 31, 2008 and 2007, respectively.

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

On July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying amount reported in the balance sheet for capital lease obligation qualify as financial instruments and is a reasonable estimate of fair value because it was just originated as of December 2008 and it represents the fair market value the Company can get by selling the equipments. The three levels are defined as follows:

	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

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

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net income (loss) for earnings per share	$(473,887)	$3,129,585

Weighted average shares used in basic computation	19,123,338	18,961,992
Diluted effect of warrants	-	1,334,014
Weighted average shares used in diluted computation	19,123,338	20,296,006

Earnings (loss) per share
Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.15

	Six months ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net income (loss) for earnings per share	$155,909	$5,382,096

Weighted average shares used in basic computation	19,109,149	18,918,496
Diluted effect of warrants	-	1,082,460
Weighted average shares used in diluted computation	19,109,149	20,000,956

Earnings per share
Basic	$0.01	$0.28
Diluted	$0.01	$0.27

No warrants were included in the three and six months ended December 31, 2008 calculation of diluted earnings per share because they are anti-dilutive because average market price for the three and six months ended December 31, 2008 are higher than the option exercise prices. At December 31, 2007, all outstanding warrants were included in the three and six months ended December 31, 2007 calculation of diluted earnings per share.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of December 31, 2008 and June 30, 2008, these amounts totaled $6,117,390 and $6,565,500, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of December 31, 2008 and June 30, 2008, the undisbursed amount was $202,075 and $198,000, respectively, and these are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Each quarter, management reviews it accounts receivable to identify payment problems with specific customers, in order to estimate the allowance for potentially uncollectible amounts. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have a material impact on collections and the Company’s estimation process. Certain accounts receivable amounts are charged off against allowances after collection efforts prove unsuccessful. Subsequent cash recoveries are recognized as income in the period when they occur.

The activity in the allowance for doubtful accounts for trade accounts receivable is as follows:

	Six months ended December 31, 2008	Year ended June 30, 2008
	(Unaudited)

Beginning allowance for doubtful accounts	$440,701	$431,178

Provision for bad debt expense	366,254	93,557

Write-off charged against the allowance	(315,864)	(129,130)

Foreign currency translation adjustments	2,416	45,096

Ending allowance for doubtful accounts	$493,507	$440,701

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. At December 31, 2008, the Company had an aggregate of $12,104,083 on deposit with ten banks within the PRC and approximately $876,627 on deposit with Bank of America in the United States. The cash deposits at Bank of America exceed the amounts insured by the U.S. government by approximately $626,627. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2008 and June 30, 2008, the Company’s bank balances exceeded government insured limits or not covered by insurance by $12,730,710 and $10,175,000, respectively. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. For the three and six months ended December 31, 2008 and 2007, there were no customers that individually comprised 10% or more of the Company’s total revenues. For the three and six months ended December 31, 2008 and 2007, there were no vendors that individually accounted for over 10% or more of the Company’s total purchases.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial concerning the Company’s revenues based on geographic area:

For the three months ended:
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Revenue
China	$13,038,186	$22,630,330
International	1,757,560	2,323,958
Total	$14,795,746	$24,954,288

For the six months ended,
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Revenue
China	$28,998,936	$39,805,419
International	3,920,538	4,521,938
Total	$32,919,474	$44,327,357

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)

Raw materials	$2,438,971	$1,409,577

Work-in-progress	2,324,471	1,688,161

Finished goods	2,009,617	1,941,540

Total	$6,773,059	$5,039,278

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2008, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are charged to expense as incurred while major additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value.

Estimated useful lives of the assets are as follows:

Estimated Useful Life

Buildings	5-20 Years

Machinery and equipment	5-10 Years

Automobile facilities	5-10 Years

Electronic equipment	5-7 Years

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

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

Intangible assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company determined that there had been no impairment. Total amortization expense for the six months ended December 31, 2008 and 2007 amounted to $26,110 and $23,820, respectively. Amortization expense for the three months ended December 31, 2008 and 2007 amounted to $13,059 and $12,011, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2008 and June 30, 2008, the Company did not have any deferred tax assets or liabilities because there are no material differences between taxable income and financial income for Chinese tax reporting, and as such, no valuation allowances were recorded at December 31, 2008 and June 30, 2008.

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

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result, the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price, however, for the Company’s corn plumules products, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and VAT paid on payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $2,648,341 and $867,957 for the three months ended December 31, 2008, and $3,756,399 and $2,647,096 for the three months ended December 31, 2007, respectively. VAT on sales and VAT on purchases amounted to $4,532,807 and $3,344,682 for the six months ended December 31, 2008, and $6,616,628 and $5,079,511 for the six months ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

Guarantees

From time to time, the Company guarantees the debt of others unrelated to the Company. Pursuant to FIN 45, “Guarantor’s Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the Company must record guarantees at the fair value of the expected future payments. However, the Company estimates that it will not be required to make any payments under these guarantees based on past experience and the financial condition of the companies to which the guarantees were made.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS 141(R) "Business Combinations". The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 had no material impact on the Company’s consolidated results of operations or financial position.

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements. All options warrants will get liability accounting upon adoption and will be required to be marked to market each accounting period.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management is currently evaluating the impact of adopting FSP 157-3on accounting.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Buildings	$14,299,046	$6,343,954

Machinery and equipment	47,713,139	37,239,847

Capitalized equipment lease	5,134,500	-

Automobile facilities	589,885	562,039

Electronic equipment	424,430	368,550

Construction in progress	14,683,717	36,373,688

Total	82,844,717	80,888,078

Accumulated depreciation (including $0 on capitalized equipment lease)	(12,041,605)	(10,945,057)

Total	$70,803,112	$69,943,021

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended December 31, 2008 and 2007 amounted to $1,172,627 and $500,513, respectively. Interest cost capitalized into construction in progress for the three months ended December 31, 2008 and 2007 amounted to $780,397 and $93,513, respectively. Depreciation expense for the six months ended December 31, 2008 and 2007 amounted to $2,124,286 and $1,187,166, respectively. Interest costs totaling $1,439,493 and $286,060 was capitalized into construction in progress for the six months ended December 31, 2008 and 2007, respectively.

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

Summarized unaudited financial information of Changle Shengshi is as follows:

	December 31,	June 30,
	2008	2008

Current assets	$14,820,715	$14,117,813

Non-current assets	28,130,937	27,231,806

Total assets	42,951,652	41,349,619

Current liabilities	22,437,056	20,333,700

Non-current liabilities	1,995,120	2,976,360

Shareholders' equity	18,519,476	18,039,559

Total liabilities and shareholders' equity	$42,951,652	$41,349,619

Summarized financial information of Changle Shengshi for the six months ended December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Net sales	$21,050,994	$14,509,581

Gross profit	$1,088,866	$4,216,417

Income before taxes	$255,612	$3,444,249

Net income	$189,185	$1,959,781

Company share of income	$37,837	$391,956

Elimination of intercompany profit	4,425	239,222

Company’s share of net income	$33,412	$152,734

Note 5 - Related party transactions

The Company’s utilities are partially provided by Changle Shengshi (See Note 4). As of December 31, 2008 and June 30, 2008, the Company’s payable due to Changle Shengshi was approximately $1,104,312 and $714,776, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense for the three months ended December 31, 2008 and 2007 amounted to $1,217,231 and $1,966,318, respectively. The utilities expense amounted to approximately $2,893,562 and $4,035,084 for the six months ended December 31, 2008 and 2007, respectively.

The Company’s receivables from one loan contract with Changle Shengshi are as follows:
	December 31, 2008	June 30,
	(Unaudited)	2008
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$440,100	$437,700

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are due within one year. These loans can generally be renewed. The Company’s short term bank loans consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Loan from Bank of China, due various dates from January 2009 to June 2009; monthly interest only payments; interest rates ranging from 7.47% to 8.964% per annum, guaranteed by an unrelated third party and secured by certain properties.	$13,731,120	$13,656,240

Loan from Industrial and Commercial Bank of China, due various dates from January 2009 to May 2009; monthly interest only payments; interest rates ranging from 7.47% to 8.964% per annum, guaranteed by an unrelated third party and secured by certain properties.	2,934,000	3,895,530

Loan from Agriculture Bank of China, due February 2009; monthly interest only payments; interest rate of 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties.	2,200,500	2,188,500

Loan from Commercial Bank, due June 2009; monthly interest-only payments; interest rate at 9.711% per annum, guaranteed by an unrelated third party, unsecured.	1,467,000	1,459,000

Loan from ShangHai PuFa Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	1,467,000	1,459,000

Loan from Weifang Xingye Bank, due October 2009; monthly interest-only payments; interest rate of 6.96% per annum, guaranteed by an unrelated third party, unsecured.	1,467,000	-

Total	$23,266,620	$22,658,270

The loans are secured by peroperty and equipment, and land use rights with carrying values as follows:

December 31, 2008
Buildings and improvements	$4,698,728
Machinery and equipment	4,886,873
Land use rights	4,173,087
Total	$13,758,688

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:
	December 31, 2008 (Unaudited)	June 30, 2008
Bank of China, due November 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$-	$729,500

Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,965,780	4,377,000

Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, guaranteed by an unrelated third party.	733,500	-

Shenzhen Development Bank, due in June 2009, 0.05% transaction fee, restricted cash required 66.66% of loan amount, guaranteed by an unrelated third party.	6,601,500	4,377,000

Weifang Xingye Bank, due in April 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,467,000	-

Shenzhen Development Bank, due in December 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,459,000

Total	$10,767,780	$10,942,500

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral and bear interest at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company and the principal is due upon demand.  Employee loans amounted to $1,080,531 and $1,382,287 as of December 31, 2008 and June 30, 2008, respectively. These loans are payable upon demand.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu for cash flow purposes of the Company. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company and the principal is due upon demand. Employee loan from officer amounted to $53,871 and $53,605 as of December 31, 2008 and June 30, 2008, respectively. Interest expense was not significant on this loan for the six months ended December 31, 2008 and 2007, respectively.

Third party loan

From time to time, the Company borrows money from an unrelated individual for use in operations. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company. The principal is due upon demand. The balance of the loan as of December 31, 2008 and June 30, 2008 amounted to $242,783 and $640,228, respectively.

Interest

Interest expense net of amounts capitalized into construction in progress for the three months ended December 31, 2008 and 2007 on all debt amounted to $40,819 and $494,413, respectively. Interest capitalized totaled $780,397 and $93,513 for the three months ended December 31, 2008 and 2007, respectively. Total interest expense, net of capitalized interest, for the six months ended December 31, 2008 and 2007 on all debt amounted to $40,819 and $886,021, respectively. Interest capitalized into construction-in-progress totaled $1,439,496 and $286,060 for the six months ended December 31, 2008 and 2007, respectively.

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

During the six months ended December 31, 2008 and 2007, the provision for income taxes was $148,760 and $787,168, respectively. Income tax provision for the three months ended December 31, 2008 and 2007 amounted to $15,541 and $481,323, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31:

	2008	2007
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	33.0

China income tax exemption	(13.0)	(21.0)

Total provision for income taxes	12.0%	12.0%

The estimated tax savings due to the tax exemption for the three months ended December 31, 2008 and 2007 amounted to $0 and $842,315, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended December 31, 2008 and 2007 by $0.00 and $0.04, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended December 31, 2008 and 2007 by $0.00 and $0.04, respectively. The estimated tax savings due to the tax exemption for the six months ended December 31, 2008 and 2007 amounted to $161,156 and $1,377,544, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended December 31, 2008 and 2007 by $0.00 and $0.07, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the six months ended December 31, 2008 and 2007 by $0.00 and $0.07, respectively.

Shengtai Pharmaceutical Inc. and Shengtai Holding Inc. was incorporated in the United States and have incurred net operating losses for income tax purposes for the period ended December 31, 2008. The net operating loss carry forwards for United States income taxes is $20,786,713 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of the benefits from these losses appears uncertain for United States income tax purposes due to these two companies will remain as cost centers.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2008 was $6,859,615. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable

Taxes payable consisted of the following:
	December 31, 2008 (Unaudited)	June 30, 2008

VAT payable	$716,399	$3,049,000

Individual income tax withheld	620	767

Income tax payable	706,672	1,518,278

Housing property tax payable	9,957	9,903

Others	1,429,788	53,304

Total taxes payable	$2,863,436	$4,631,252

Note 8 - Commitments and Contingent liabilities

Guarantees

As of December 31, 2008, the Company has guaranteed $7.3 million of short term loan for an unrelated party, Shandong Kuangji Group, Inc. (“Shandong Kuangji”). The Company is obligated to perform under the guarantee if Shandong Kuangji fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is about $8.0 million including accrued interest. The Company did not record a liability for the guarantee because management believes Shandong Kuangji is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

Detail of guarantee amount to the unrelated parties as of December 31, 2008 is as follows:
Short Term
Company	Bank Loans

Shandong Kuangji Group Inc.	$7,335,000

Total	$7,335,000

Litigation

In the Company’s ordinary course of business, the Company may be subject to certain legal proceedings. After review and consultation with the Company’s legal counsel, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Note 9 - Shareholders’ equity

Stock issuance

In November 2008, Chinamerica Fund, LP exercised 75,000 warrants at $0.01 per share.

Warrants

In connection with the Share Purchase Agreement, the 4,375,000 warrants issued (“Investor Warrants”) carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company’s shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

Also in connection with the Share Purchase Agreement, the Company issued 218,750 warrants (“Placement Agent Warrants”) to Brill Securities, the placement agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering related to the Share Purchase Agreement, the Company issued 75,000 warrants to Chinamerica Fund, LP and 25,000 warrants to Jeff Jenson (collectively as “Lead Investor Warrants”) to compensate Chinamerica Fund LP as the lead investor and for Jeff Jenson in assisting in providing the shell of West Coast Car Company. These warrants have the same terms as the Investor Warrants except with an exercise price of $0.01 per share. In June 2008, Jeff Jenson exercised the 25,000 warrants issued to him. In November 2008, Chinamerica Fund, LP exercised the 75,000 warrants issued to the fund.

All Investor Warrants, Placement Agent Warrants, and Lead Investor Warrants meet the conditions for equity classification pursuant to SFAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

				Average
			Weighted	Remaining
	Warrants Outstanding	Warrants Exercisable	Average Exercise Price	Contractual Life

Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.87

Granted	218,750	218,750	2.60	5.00

Forfeited	-	-	-	-

Exercised	219,805	219,805	2.31	-

Outstanding, June 30, 2008	4,473,945	4,473,945	2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	75,000	75,000	0.01	-

Outstanding, December 31, 2008 (unaudited)	4,398,945	4,398,945	$2.60	3.39

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

The stock option activity was as follows:
	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, June 30, 2007	-	-	-

Granted	660,000	$3.34	$-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, June 30, 2008	660,000	$3.34	$-

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, December 31, 2008	660,000	$3.34	$-

Following is a summary of the status of options outstanding at December 31, 2008:
Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	4.37	$3.34	—

Compensation expense from stock options recognized for the three and six months ended December 31, 2008 was $158,818 and $317,636, respectively.  There were no such expenses recognized for the three and six months ended December 31, 2007.

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended December 31, 2008 and 2007, the Company did not transfer any fund to this reserve. For the six months ended December 31, 2008, the Company transferred $109,091 to the reserve. For the six months ended December 31, 2007, the Company did not transfer any fund to this reserve because the Company has been transferring at the end of the fiscal year. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the six months ended December 31, 2008 and 2007, the Company made contributions in the amounts of $213,651 and $121,516, respectively to the Company’s retirement plan. For the three months ended December 31, 2008 and 2007, the Company made contributions in the amounts of $78,615 and $63,676, respectively.

Note 12 – Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipments to an unrelated third party for $5,134,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipments for 4 years, with total payments of $8,119,845. The title of the equipments will be transferred back to the Company upon the last payment and after the third party received one time payment of $44,010 from the Company. A one time processing fee of $51,345 was paid by the Company. A loss of $202,138 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value. The minimum payments for the next five years are as follows.

December 31, 2009	$1,131,057
December 31, 2010	1,795,608
December 31, 2011	2,596,590
December 31, 2012	2,596,590
8,119,845
Less amount representing interest	2,985,345
Present value of minimum lease payments	$5,134,500

Note 13 - Subsequent event

In January 2009, the Company borrowed $2,649,840 loan from Bank of China, due January 2010, with monthly interest-only payments and aninterest rate at 5.31% per annum, and which is secured by certain properties. Also, in January 2009, the Company paid the bank $3,176,880 in interest and principal for loans due in January 2009.

In January 2009, the company borrowed $1,464,000 loan from Industrial and Commercial Bank of China, due January 2010, with monthly interest-only payments and an interest rate at 6.372% per annum, and which is secured by certain properties. Also in January 2009, the Company paid the bank $2,196,000 in interest and principal for loans due in January 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

The following is a discussion and analysis of the results of operations of Shengtai Pharmaceutical, Inc. (the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

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

During the six months ended December 31, 2008, we sold 25,587 metric tons of cornstarch, and we also used 39,891 metric tons to satisfy our own glucose production needs. The excess cornstarch was or will be then sold to outside customers who are in the pharmaceutical, food and beverage, and industrial industries. The cornstarch sales amounted to $7.208 million and accounted for 21.89% of our total sales revenue for the six months ended December 31, 2008.

Corn is the principal raw material for our cornstarch. Since mid-2007 to September 2008, corn and other food prices climbed at an annual inflation rate of 15% in China, mostly due to the shortages of pork and grain and the development of alternative energy industry. In order to maintain a stable corn price, the Chinese government put restrictions to control the development of industrial use of corn, such as the conversion of corn into ethanol. Also the Chinese government has put its corn reserve into market to help to maintain the corn price. Since September 2008, in a sharp reversal, corn prices have been decreasing due to corn harvest and economic changes. Corn prices for the three months ended December 31, 2008 are are approximately 11% lower than for the same period last year. Corn prices for the six months ended December 31, 2008 are are approximately 3% lower than for the same period last year. The price of our main product,  glucose, has remained stable.

Management believes that stable or decreasing corn prices will help maintain the availability of our raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may continue to have negative effects on our operations as described below. However, in the three months ended December 31, 2008 our margin has fallen from 24% to 13% primarily because the high per unit overhead cost from the partial utilization of our new glucose production facility and  reduced production of cornstarch. This trend has continued through the end of calendar 2008, although cornstarch prices have begun to rise somewhat at the beginning of 2009. We are still gradually increasing our utilization of our new glucose facility, but only reached approximately 34% of capacity in the three months ended December 31, 2008. Therefore we expect to reach target margins until later in 2009 or 2010. In the six months ended December 31, 2008 our margin has fallen from 24% to 16%. The principal raw material for glucose is cornstarch. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

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

During the six months ended December 31, 2008, we produced a total of 44,681 metric tons of glucose, or approximately 25% of our 180,000 ton capacity, and our sales of pharmaceutical-grade glucose and other glucose products were $17 million, or 53.04% of our revenues. We plan to continue to increase utilization of our glucose facility, which should gradually increase operating margins over time.

In addition to our pharmaceutical glucose and cornstarch series of products, we also produce other products such as dextrin, corn embryo, fibers, protein powders, and phytin, which are used for food, beverage and industrial production. The sales revenues generated from these products were $8.252 million, and constituted approximately 25.07% of our total sales revenues for the six months ended December 31, 2008.

Management believes that better living standards in China should lead to higher consumption of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB (USD 123 billion) by 2011 to provide universal primary medical services. Over the next three years, the multi-billion health care investment plan is aimed at expanding the government sponsored medical insurance network to provide accessible and affordable health care coverage to over 90% of the population. Under the plan, each person covered by the system will receive a larger amount of annual subsidy after the 2010 year. The focus of this plan is aimed at providing basic healthcare to many more people—not expensive high tech equipment.  This should increase demand for glucose, since it is a very basic and relatively low cost element of healthcare in clinics and hospitals. In addition, the plan will also build hospitals and improve medical services in the rural and under-developed areas. That is to say, more Chinese especially more farmers in China can afford the expense of healthcare. At the same time, despite the current deceleration in growth, we believe that the continuing economic growth in China, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, will resume as drivers in the demand for our pharmaceutical glucose products.

We believe that production capacity and product quality are key factors in maintaining and improving our competitive position and enhancing our long term competitiveness. As a result, we have been placing emphasis on (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base, and (iv)expansion of our production capacity.

Our rate of quality output (output conforming to pharmaceutical-grade glucose product specifications) is maintained at 100%. We have a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and then reprocessing of non-conforming products.

At the end of September 2008, as set forth above, our new glucose production facility passed its GMP inspection, and our facilities and many of our products are fully certified for GMP, ISO9001:2000 and HACCP international quality standards, and globally certified HALAL, KOSHER and NON-GMO IP.

Our sales network presently covers almost all provinces of mainland China except Tibet Autonomous Region. We have three representative offices in Chengdu, Guangzhou, and Nanchang to strengthen our domestic sales network. We believe that these offices will help us to better interact with our customers, reinforce our sales force and improve our corporate image.

At the same time, we have exported our products to over 70 countries, including Japan, Singapore, Korea, Australia, Russia and India. For the six months ended December 31, 2008, our international sales comprised approximately 11.9% of our total sales revenues.

The target customers of our company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the six months ended December 31, 2008, our top ten customers accounted for 29% for our total sales revenue.

Results of Operations

Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007

The following table shows our operating results for the three months ended December 31, 2008 and 2007.

	Three months ended December 31, 2008	Three months ended December 31, 2007
Sales Revenue	14,795,746	24,954,288
Costs of Goods Sold	12,801,591	19,086,274
Gross Profit	1,994,155	5,868,014
Sales, General and Administrative Expenses	2,322,885	1,814,376
Operating Income (Loss)	(328,730)	4,053,638
Other (Expense)	(129,616)	(442,730)
Income (Loss) before Income Taxes	458,346	3,610,908
Provision for Income Taxes	15,541	481,323
Net income (Loss)	(473,887)	3,129,585

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the three months ended December 31, 2008 and 2007.

Product	Metric Tons Three months ended December 31, 2008	Metric Tons Three months ended December 31, 2007	Sales Revenue (%) Three months ended December 31, 2008	Sales Revenue (%) Three months ended December 31, 2007

Glucose –Sales	20,220	23,714	$9,252,853 (62.5%)	$9,110,957(36.5%)
Cornstarch-Internal	22,638 (67.8%)	20,011 (40.6%)
Cornstarch-Sales	10,764 (32.2%)	29,315 (59.4%)	$2,026,529 (13.7%)	$8,733,461 (35.0%)
Total Cornstarch	33,402 (100%)	49,326 (100%)
Other			$3,516,364 (23.8%)	$7,109,870 (28.5%)
Total			$14,795,746 (100%)	$24,954,288 (100%)

Overview

☐
After our new cornstarch plant was completed in October 2007 we increased our cornstarch production with the objective of producing our own cornstarch raw material for our increasing production capacity for pharmaceutical grade glucose. As our new glucose plant was only completed at the end of July 2008 and is being put into service on a gradual basis, we have been producing more cornstarch than we could use and selling the excess to customers. In the fiscal year ended June 30, 2008 we used 37% of our cornstarch production as raw materials in our glucose production and sold the remaining 63% to customers. In the three months ended December 31, 2008, we used 67.8% of our cornstarch internally and sold 32.2% to customers.

☐
Demand for cornstarch plummeted since August 2008, as food prices dropped sharply amidst global financial turmoil. For example, pork prices dropped approximately 40% in those months. The resulting excess inventories (produced at very high corn prices in the cost of goods) led to aggressive price-cutting in the cornstarch market, sharply reducing margins. Some cornstarch companies are stopping cornstarch production in this market.

☐
Because we have the ability to raise or lower our production of cornstarch, since September 2008 we began to cut production to a level closer to our own internal needs. However, the combination of high corn prices built into our inventory and the much lower market prices led to a sharp reduction in our sales, profit margin and net income for the three months ended December 31, 2008.

☐	Our objective in adjusting our cornstarch production is to control potential loss and improve our margins, as we ramp up glucose production in our new plant.
☐	We plan to produce cornstarch to supply our own increasing needs and will produce more for outside sales if future market prices of corn and cornstarch make it profitable to do so.

Sales revenue for the three months ended December 31, 2008 was $14,795,746, a decrease of $10,158,542, or 40.71% compared with the corresponding period in 2007. The decrease in sales revenue resulted from the decrease of our domestic sales of cornstarch and other products. However, Management believes that cornstarch inventories are decreasing and will lead to higher prices in the future. Management also believes that in the long run most of our cornstarch products will be consumed internally to manufacture glucose.

Cost of goods sold for the three months ended December 31, 2008 was $12,801,591, a decrease of $6,284,683, or 32.93% compared with the corresponding period in 2007. The decrease in cost of goods sold primarily resulted from reduced production and sales. The higher per unit costs resulted from decreased corn starch production, and higher per unit costs resulted from allocating the cost of the new glucose factory facilities over less than full capacity production.

Gross profit for the three months ended December 31, 2008 was $1,994,155, a decrease of $3,873,859, or 66.02% compared with the corresponding period in 2007. The decrease in gross profits resulted from the decrease in sales and the increase in cost of goods sold compared with the same period in 2007.

Gross profit margin for the three months ended December 31, 2008 was 13.48%, a decrease from 23.52% for the same period in 2007.  The reasons for the decrease in gross profit margin were because of lower sales, increased raw material costs, lower production, and higher production cost per unit.

Selling, General and Administrative expenses for the three months ended December 31, 2008 were $2,322,885, an increase of $508,509, or 28.03% compared with the corresponding period in 2007. The increase in our Selling, General and Administrative expenses was mainly the result of increased labor cost and increased bad debt expenses, as well as more administrative expenses, such as consulting fees, legal fees, audit fees, and investor relations expenses as a reporting company. We incurred $158,818 in non-cash stock option expenses for the three months ended December 31, 2008.

Net income (loss) for the three months ended December 31, 2008 was $(473,887), a decrease of $3,603,472 or 115% compared with the corresponding period in 2007. The decrease in net income was primarily due to the decrease in our sales volume, the increase of cost of goods sold, and increased selling, general, and administrative expenses.

Six Months Ended December 31, 2008 Compared with Six Months Ended December 31, 2007

The following table shows our operating results for the six months ended December 31, 2008 and 2007.

	Six months ended December 31, 2008	Six months ended December 31, 2007
Sales Revenue	32,919,474	44,327,357
Costs of Goods Sold	27,732,778	33,865,306
Gross Profit	5,186,696	10,462,051
Sales, General and Administrative Expenses	4,752,675	3,510,931
Operating Income	434,021	6,951,120
Other Net (Expense)	(129,352)	(781,856)
Income before Income Taxes	304,669	6,169,264
Provision for Income Taxes	148,760	787,168
Net income	155,909	5,382,096

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the six months ended December 31, 2008 and 2007.

Product	Metric Tons Six months ended December 31, 2008	Metric Tons Six months ended December 31, 2007	Sales Revenue (%) Six months ended December 31, 2008	Sales Revenue (%) Six months ended December 31, 2007

Glucose –Sales	41,511	47,895	$17,459,853 (53.0%)	$18,125,723(41.1%)
Cornstarch-Internal	39,891 (60.9%)	31,175 (36.0%)
Cornstarch-Sales	25,587 (39.1%)	55,388 (64.0%)	$7,207,529 (21.9%)	$14,759,209 (33.5%)
Total Cornstarch	65,478 (100%)	86,563 (100%)
Other			$8,252,092 (25.1%)	$11,442,425 (25.4%)
Total			$32,919,474 (100%)	$44,327,357 (100%)

Sales revenue for the six months ended December 31, 2008 was $32,919,474, a decrease of $11,407,883, or 25.74% compared with the corresponding period in 2007. The decrease in sales revenue resulted from the decrease of our domestic sales of cornstarch and other products. Our sales were impacted by government restrictions on manufacturing and transportation during the Beijing Olympics in August and sharply lower prices of cornstarch since August. However, Management believes that cornstarch inventories are decreasing and will lead to higher prices in the future. Management also believes that in the long run most of our cornstarch products will be consumed internally to manufacture glucose.

Costs of goods sold for the six months ended December 31, 2008 was $27,732,778, a decrease of $6,132,528, or 18.11% compared with the corresponding period in 2007. The increase in cost of goods sold primarily resulted from higher per unit costs resulted from decreased corn starch productions, and higher per unit costs resulted from higher overhead cost from not fully operated new glucose factory facilities.

Gross profit for the six months ended December 31, 2008 was $5,186,696, a decrease of $5,275,355, or 50.42% compared with the corresponding period in 2007. The decrease in gross profits resulted from the decrease in sales and the increase in cost of goods sold compared with the same period in 2007.

Gross profit margin for the six months ended December 31, 2008 was 15.76%, a decrease from 23.60% for the same period in 2007. The reasons for the decrease in gross profit margin were because of lower sales, lower production, and higher production cost per unit.

Selling, General and Administrative expenses for the six months ended December 31, 2008 were $4,752,675, an increase of $1,241,744, or 35.37% compared with the corresponding period in 2007. The increase in our Selling, General and Administrative expenses was mainly the result of increased labor cost and increased bad debt expenses and in our China operation, as well as more administrative expenses, such as consulting fees, legal fees, audit fees, and investor relations expenses as a reporting company. We incurred $317,636 in non-cash stock option expenses for the six months ended December 31, 2008.

Net income for the six months ended December 31, 2008 was $155,909, a decrease of $5,226,187 or 97.10% compared with the corresponding period in 2007. The decrease in net income was primarily due to the decrease in our sales volume, the increase of cost of goods sold, and increased selling, general, and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Six Months Ended December 31, 2008 and 2007

Net cash used in operating activities for the six months ended December 31, 2008 was $(878,333), a decrease of 109.12%, or $10,506,528, from $9,628,195 provided by operating activities for the same period in 2007. The decrease in net cash provided by (used in) operations was principally due to the decrease in net income and payments of tax payable and accounts payable. The average of $145,000 cash per month used in operations in the six months ended December 31, 2008 would exhaust our available cash of $6,881,595 in 47 months, assuming we are not required to pay our short-term debt maturing in the next 12 months, of which there can be no assurance (see “Loans” below).

Investing Activities

Six Months Ended December 31, 2008 and 2007

Net cash provided by investing activities for the six months ended December 31, 2008 was $4,282,271, an increase of 139.87%, or $15,022,190 from $(10,739,919) used in investing activities for the same period in 2007. The increase of net cash provided by investing activities resulted from equipment sales and capital lease back of some of the new glucose factories equipments in December 2008. During the six months ended December 31, 2007, most of the cash had been spent on the construction of the new glucose manufacturing complex and the construction of a new dormitory. Less capital expenditure was spent during the six months ended December 31, 2008. The new glucose manufacturing facility was completed in July 2008. Management believes that we will have limited capital expenditures during the balance of the fiscal 2009 year.

Financing Activities

Six Months Ended December 31, 2008 and 2007

Net cash provided by financing activities for the six months ended December 31, 2008 was $19,838, an increase of 100.46%, or $4,378,563 from $(4,358,725) used in the financing activities for the same period in fiscal 2007. The increase of net cash provided by financing is mainly because the Company has less outflow of restricted cash for the six months ended December 31, 2008 than for the six months ended December 31, 2007.

Loans

Other than our private placement financing in 2007, we have financed our operations primarily through bank loans and operating income. We had a total of $23,266,620 short term bank loans outstanding as of December 31, 2008. The loans were secured by our properties or guaranteed by unrelated third parties. The terms of all these short term loans are for one year. We have never defaulted on any of these loans. Although we have in the past renewed these loans on their due dates, unless the lenders agree to continue this practice, we are obligated to repay the $23,266,620 with interest, an amount substantially in excess of our available cash.

We have $6,935,378 non-current payables as of December 31, 2008 and $2,653,995 as of June 30, 2008. In December 2008, we did a sale and leaseback of equipment, which resulted in payables over a number of future years.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $7,335,000 as of December 31, 2008. The total amount of guarantees provided to us by unrelated third parties is $15,271,470.

Future cash commitments

The final cost of our new glucose facility was approximately $32 million, out of which the building accounted for approximately $10 million and machinery and equipment approximately $22 million. We have commenced operations in the new facility in stages with small amounts first and would building up to larger quantities in the coming quarters.

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

Item 4. Controls and Procedure s

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

(b)   Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Qingtai Liu;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yiru Shi ;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: February 13, 2009	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer

Dated: February 13, 2009	/s/ Yiru Shi
Yiru Shi
Chief Financial Officer