Form 10-Q
period 2009-03-31
Shengtai Pharmaceutical, Inc.
filed 2009-05-15
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 0-51312

SHENGTAI PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	54-2155579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CHANGDA ROAD EAST, DEVELOPMENT DISTRICT,
CHANGLE COUNTY, SHANDONG,
PEOPLE’S REPUBLIC OF CHINA 262400
(Address of principal executive offices)

011-86-536-6295802
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No ☐

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

As of May 13, 2009, there were outstanding 19,169,805 shares of common stock, par value $0.001 per share, of the registrant.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND JUNE 30, 2008

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,249,064	$3,405,606
Restricted cash	8,992,823	6,763,500
Notes receivable	149,447	458,630
Accounts receivable, net of allowance for doubtful accounts of $492,918
and $440,701 as of March 31, 2009 and June 30, 2008, respectively	6,518,464	7,614,236
Other receivables	249,284	691,215
Inventories	6,929,686	5,039,278
Prepayments	371,267	310,381
Loan to related party	439,500	-
Total current assets	25,899,535	24,282,846

PLANT AND EQUIPMENT, net	71,893,618	69,943,021

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	3,739,131	3,607,912
Loan to related party - noncurrent	-	437,700
Intangible assets - land use right, net of accumulated amortization	3,494,976	3,042,183
Total other assets	7,234,107	7,087,795

Total assets	$105,027,260	$101,313,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - banks	$13,185,000	$10,942,500
Accounts payable	6,289,009	7,669,728
Accounts payable - related parties	637,792	714,776
Short term loans	22,707,500	22,658,270
Accrued liabilities	212,595	261,187
Other payable	2,917,200	2,146,108
Employee loans	841,297	1,382,287
Employee loan - officer	43,549	53,605
Third party loan	192,642	640,228
Customer deposit	1,729,702	804,323
Taxes payable	2,618,424	4,631,252
Current portion of capital lease obligations	398,862	-
Total current liabilities	51,773,572	51,904,264

LONG TERM LIABILITIES:
Capital lease obligation	4,875,368	-
Other payable - noncurrent	1,424,044	2,653,995
Total long term liabilities	6,299,412	2,653,995

Total liabilities	58,072,984	54,558,259

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,169,805 and 19,094,805 shares issued and outstanding as
of December 31, 2008 and June 30, 2008, respectively	19,170	19,095
Paid-in capital	20,464,837	19,987,708
Statutory reserves	3,004,008	2,894,902
Retained earnings	18,521,982	19,136,577
Accumulated other comprehensive income	4,944,279	4,717,121
Total shareholders' equity	46,954,276	46,755,403

Total liabilities and shareholders' equity	$105,027,260	$101,313,662

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
SALES REVENUE	$16,301,522	$20,701,577	$49,220,996	$65,028,934

COST OF SALES	15,283,929	16,220,665	43,016,707	50,085,971

GROSS PROFIT	1,017,593	4,480,912	6,204,289	14,942,963

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,322,178	1,603,932	6,074,853	5,114,863

INCOME (LOSS) FROM OPERATIONS	(304,585)	2,876,980	129,436	9,828,100

OTHER INCOME (EXPENSE):
Earnings on equity investment	59,524	43,070	92,936	192,826
Other income	60,364	67,451	115,545	177,160
Other expense	(4,428)	(96,191)	(255,540)	(300,035)
Interest expense and other charges	(527,987)	(738,634)	(591,493)	(1,674,515)
Interest income	7,548	55,697	104,221	154,101
Other expense, net	(404,979)	(668,607)	(534,331)	(1,450,463)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(709,564)	2,208,373	(404,895)	8,377,637

PROVISION FOR INCOME TAXES	(48,166)	321,220	100,594	1,108,388

NET (LOSS) INCOME	(661,398)	1,887,153	(505,489)	7,269,249

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(60,568)	1,554,258	227,158	2,966,909

COMPREHENSIVE (LOSS) INCOME	$(721,966)	$3,441,411	$(278,331)	$10,236,158

(LOSS) EARNINGS PER SHARE
Basic	$(0.03)	$0.10	$(0.03)	$0.38
Diluted	$(0.03)	$0.10	$(0.03)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,169,805	19,069,805	19,129,146	18,967,857
Diluted	19,169,805	19,845,195	19,129,146	19,959,689

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings		Accumulated other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Totals
BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$1,735,484	$9,885,670	$826,998	$31,630,576

Exercised warrants	194,805	195	506,298				506,493
Stock based compensation			158,818				158,818
Net income					7,269,249		7,269,249
Foreign currency translation adjustments						2,966,909	2,966,909
BALANCE, March 31, 2008 (Unaudited)	19,069,805	$19,070	$19,828,665	$1,735,484	$17,154,919	$3,793,907	$42,532,045

Exercised warrants	25,000	25	225				250
Stock based compensation			158,818				158,818
Net income					3,141,076		3,141,076
Transfer to statutory reserve				1,159,418	(1,159,418)		-
Foreign currency translation adjustments						923,214	923,214
BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$2,894,902	$19,136,577	$4,717,121	$46,755,403

Stock based compensation			476,454				476,454
Exercised warrants	75,000	75	675				750
Net income					(505,489)		(505,489)
Transfer to statutory reserve				109,106	(109,106)		-
Foreign currency translation adjustments						227,158	227,158
BALANCE, March 31, 2009 (Unaudited)	19,169,805	$19,170	$20,464,837	$3,004,008	$18,521,982	$4,944,279	$46,954,276

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(505,489)	$7,269,249
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	3,612,903	2,076,992
Amortization	40,225	38,263
Allowance for bad debts	50,387	16,558
Stock based employee compensation	476,454	158,818
Loss (Gain) on equipment disposal	159,269	(91,480)
Gain on disposal of land use right	-	(24,783)
Earnings on equity investment	(92,936)	(192,826)
Amortization of discount on capital lease obligation	146,681	-
Change in operating assets and liabilities:
Accounts receivable	1,076,312	(1,108,695)
Notes receivable	310,963	380,411
Other receivables	444,622	1,987,660
Inventories	(1,869,045)	(1,404,996)
Prepayments	(471,355)	(620,451)
Accounts payable	(1,614,791)	(595,474)
Accounts payable - related party	(79,896)	(1,252,106)
Accrued liabilities	(49,430)	(568,922)
Accrued liabilities - related party	-	482,160
Other payable	596,396	362,035
Customer deposit	921,757	297,543
Taxes payable	(2,031,181)	2,261,984
Net cash provided by operating activities	1,121,846	9,471,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Other receivables - related party	-	2,570,100
Purchase plant and equipment	(9,679)	(154,262)
Proceeds from equipment disposal	5,125,750	35,266
Additions to construction in progress	(4,810,511)	(7,725,153)
Acquisition of land use right	(480,356)	(324,031)
Purchase of software program	-	(5,426)
Advances on plant and equipment purchase	-	(9,876,385)
Loan repayment from related party	-	678,200
Proceed from land use right disposal	-	30,826
Net cash used in investing activities	(174,796)	(14,770,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	(2,201,573)	3,407,360
Borrowings on notes payable - banks	16,607,430	5,425,600
Payments on notes payable - banks	(14,410,680)	(10,579,920)
Borrowings on short term loans	13,722,365	12,750,160
Payments on short term loans	(13,766,300)	(11,380,196)
Borrowings on employee loans	392,147	1,412,554
Payments on employee loans	(938,635)	(459,082)
Borrowings on employee loan - officer	-	45,187
Other receivables - shareholder	(10,252)	1,273,495
Borrowings on third party loan	113,650	2,898,529
Payments on third party loan	(563,715)	(2,826,195)
Payment on other payable - equipment purchase	(1,033,127)	(614,633)
Cash proceeds from warrants exercised	750	506,493
Net cash (used in) provided by financing activities	(2,087,940)	1,859,352

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(15,652)	248,470

DECREASE IN CASH	(1,156,542)	(3,191,103)

CASH, beginning of period	3,405,606	6,420,439

CASH, end of period	$2,249,064	$3,229,336

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$259,588	$904,560
Cash paid for Income taxes	$1,134,656	$13,768
Non-cash construction in progress transferring into plant and equipment	$36,961,097	$13,356,018

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical Inc, (the “Company”), was incorporated in March 2004 in the State of Delaware. The Company, through its direct and indirect subsidiaries, manufactures and distributes pharmaceutical raw materials (e.g., glucose, dehydrated glucose) and drug supplements (e.g., starch, dextrin, polyacrylic acid resin). The Company’s primary business operations are conducted in the People’s Republic of China (“PRC”).

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the fair value of stock based compensation, and the collectability of accounts receivable. Actual results could be materially different from these estimates upon which the carrying values were based.

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

Assets and liabilities were translated at 6.83 RMB and 6.87 RMB to $1.00 at March 31, 2009 and June 30, 2008, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement amounts for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.15 RMB to $1.00 and for nine months ended March 31, 2009 and 2008 were 6.83 RMB and 7.37 RMB respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products and certain freight expenses. The Company allows customers to return products only if a product is later determined by the Company to be ineffective. Based on our historical experience over the past three years, product returns have been insignificant throughout all of our product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs related to costs of goods sold amounted to $182,386 and $768,076 for the three months ended March 31, 2009 and 2008. Shipping and handling costs amounted to $1,864,916and $2,647,833 for the nine months ended March 31, 2009 and 2008, respectively.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines financial instruments and requires disclosure of the fair value of those instruments. SFAS 157, “Fair Value Measurements”, adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

☐	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.


☐	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS 123R, “Share Based Payment.” The Company uses the Black-Scholes option pricing model which Option pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The Company used the simplified method to determine the term when other information is not available. Because the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net (loss) income for earnings per share	$(661,398)	$1,887,153

Weighted average shares used in basic computation	19,169,805	19,069,805
Diluted effect of warrants	-	775,390
Weighted average shares used in diluted computation	19,169,805	19,845,195
Earnings per share
Basic	$(0.03)	$0.10
Diluted	$(0.03)	$0.10

	Nine months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net (loss) income for earnings per share	$(505,489)	$7,269,249

Weighted average shares used in basic computation	19,129,146	18,967,857
Diluted effect of warrants	-	991,832
Weighted average shares used in diluted computation	19,129,146	19,959,689

Earnings per share
Basic	$(0.03)	$0.38
Diluted	$(0.03)	$0.36

No warrants were included in the three and nine months ended March 31, 2009 calculation of diluted earnings per share because the Company had net loss. At March 31, 2008, all 4,473,945 shares of outstanding warrants were included in the three and nine months ended March 31, 2008 calculation of diluted earnings per share, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of March 31, 2009 and June 30, 2008, these amounts totaled $8,992,823 and $6,763,500, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of March 31, 2009 and June 30, 2008, the undisbursed amount was $202,823 and $198,000, respectively, and these are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Each quarter, management reviews its accounts receivable to identify payment problems with specific customers, in order to estimate the allowance for potentially uncollectible amounts. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have a material impact on collections and the Company’s estimation process. Accounts receivable are charged off against allowances after collection efforts prove unsuccessful. Subsequent cash recoveries are recognized as income in the period when they occur.

The activity in the allowance for doubtful accounts for trade accounts receivable is as follows:

Nine months ended March 31, 2009
(Unaudited)
Allowance for doubtful accounts, June 30, 2008	$440,701
Provision for bad debt expense	365,713
Write-off charged against the allowance	(315,434)
Foreign currency translation adjustments	1,938

Ending Allowance for doubtful accounts, March 31, 2008 (Unaudited)	$492,918

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

Management believes the credit risk on bank deposits is limited because the majority of its deposits are with  state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. At March 31, 2009, the Company had an aggregate of $10,341,935 on deposit with ten banks within the PRC and approximately $677,111 on deposit with Bank of America in the United States. The cash deposits at Bank of America exceed the amounts insured by the U.S. government by approximately $427,111. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2009 and June 30, 2008, the Company’s bank balances exceeded government insured limits or not covered by insurance by $10,769,046 and $10,175,000, respectively. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

For the three and nine months ended March 31, 2009 and 2008, no customers individually comprised 10% or more of the Company’s total revenues. For the three and nine months ended March 31, 2009 and 2008, no vendors individually accounted for over 10% or more of the Company’s total purchases.

For export sales, the Company frequently requires significant down payments or a letter of credit from customers prior to shipment. Tthe Company maintains export credit insurance to protect against the risk that overseas customers may default on settlement.

The following table summarizes the Company’s revenues by geographic area:
,
For the three months ended	March 31, 2009	March 31, 2008
	(Unaudited )	(Unaudited )
Revenue
China	$13,867,243	$18,693,577
International	2,434,279	2,008,000
Total	$16,301,522	$20,701,577
,
For the nine months ended	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenue
China	$42,869,605	$58,498,996
International	6,351,391	6,529,938
Total	$49,220,996	$65,028,934

Inventories
Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Raw materials	$1,659,541	$1,409,577

Work-in-progress	2,135,955	1,688,161

Finished goods	3,134,190	1,941,540

Total	$6,929,686	$5,039,278

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2009, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are charged to expense as incurred while major additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value.

Estimated useful lives of the Company’s assets are as follows:

Estimated Useful Life
Buildings	5-20 Years
Machinery and equipment	5-10 Years
Automobile facilities	5-10 Years
Electronic equipment	5-7 Years

Long-lived assets of the Company are reviewed at least annually, and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:
	March 31, 2009	June 30, 2008
	(Unaudited)
Land use rights:	$4,168,846	$3,688,326
Less: accumulated amortization	(679,940)	(652,761)
Land use rights, net	3,488,906	3,035,565

Software	7,325	7,325
Less: accumulated amortization	(1,255)	(707)
Software, net	6,070	6,618
Total intangible assets, net	$3,494,976	$3,042,183

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of March 31, 2009. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,688,326. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets are reviewed at least annually, and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company determined that there had been no impairment. Total amortization expense for three months ended March 31, 2009 and 2008 amounted to $14,115 and 14,443 and for the nine months ended March 31, 2009 and 2008 amounted to $40,225 and 38,263 respectively.

The following table consists of the expected amortization expenses for the next five years:
Years ended March 31,	Amount
2010	$56,460
2011	56,460
2012	56,460
2013	56,460
2014	56,460
Thereafter	3,212,676
Total	$3,494,976

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” under the asset and liability method and FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes”. Under  SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2009 and June 30, 2008, the Company did not have any deferred tax assets or liabilities because there are no material differences between taxable income and financial income for Chinese tax reporting, and as such, no valuation allowances were recorded at March 31, 2009 and June 30, 2008.

FIN 48 clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price, however, for the Company’s corn products, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and VAT paid on payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $2,184,923 and $2,031,772 for the three months ended March 31, 2009, and $3,455,146 and $2,829,511 for the three months ended March 31, 2008, respectively. VAT on sales and VAT on purchases amounted to $4,833,264 and $2,899,729 for the nine months ended March 31, 2009, and $10,071,774 and $7,909,022 for the nine months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the “simplified” method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company intends to use the “simplified” method until the Company has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company adopted SAB 110 on January 1, 2008 which did not materially affect the company.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or results of operations.

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Therefore, all nonemployee options, conversion features on debt, and warrants will get liability accounting upon adoption and will be required to be marked to market each accounting period. The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Buildings	$19,153,748	$6,343,954
Machinery and equipment	55,729,346	37,239,847
Capitalized equipment lease	5,127,500	-
Automobile facilities	512,110	562,039
Electronic equipment	442,864	368,550
Construction in progress	4,361,708	36,373,688
Total	85,327,276	80,888,078
Accumulated depreciation (including $0 on capitalized equipment lease)	(13,433,658)	(10,945,057)
Total	$71,893,618	$69,943,021

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $1,488,617 and $889,826, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2009 and 2008 amounted to $149,964 and $127,868, respectively. Depreciation expense for the nine months ended March 31, 2009 and 2008 amounted to $3,612,903 and $2,076,992, respectively. Interest costs totaling $1,589,457 and $413,928 was capitalized into construction in progress for the nine months ended March 31, 2009 and 2008, respectively.

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

Summarized unaudited financial information of Changle Shengshi is as follows:
	March 31,	June 30,
	2009	2008
Current assets	$12,097,907	$14,117,813

Non-current assets	32,659,663	27,231,806

Total assets	44,757,570	41,349,619

Current liabilities	23,753,977	20,333,700

Non-current liabilities	1,992,400	2,976,360

Shareholders' equity	19,011,193	18,039,559

Total liabilities and shareholders' equity	$44,757,570	$41,349,619
  Summarized financial information of Changle Shengshi for the nine months ended March 31, 2009 and 2008 is as follows:
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Net sales	$32,396,099	$22,590,696
Gross profit	$2,302,830	$5,211,473
Income before taxes	$778,979	$4,021,604
Net income	$581,710	$2,432,468

Company share of income	$116,342	$486,494
Elimination of intercompany profit	23,406	272,206
Company’s share of net income	$92,936	$214,288

Note 5 - Related party transactions

The Company’s utilities are partially provided by Changle Shengshi (See Note 4). As of March 31, 2009 and June 30, 2008, the Company’s payable due to Changle Shengshi was approximately $637,792 and $714,776, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense for the three months ended March 31, 2009 and 2008 amounted to $2,742,707 and $1,481,203, respectively. The utilities expense amounted to approximately $5,636,269 and $5,516,287 for the nine months ended March 31, 2009 and 2008, respectively.

The Company’s receivables from one loan contract with Changle Shengshi are as follows:

	March 31, 2009	June 30,
	(Unaudited)	2008
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$439,500	$437,700

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are due within one year. These loans can generally be renewed. The Company’s short term bank loans consisted of the following:

	March 31 2009 (Unaudited)	June 30, 2008
Loan from Bank of China, due various dates from April 2009 to March 2010; monthly interest only payments; interest rates ranging from 5.31% to 8.964% per annum, guaranteed by an unrelated third party and secured by certain properties.	$13,185,000	$13,656,240

Loan from Industrial and Commercial Bank of China, due various dates from April 2009 to January 2010; monthly interest only payments; interest rates ranging from 5.31% to 7.47% per annum, guaranteed by an unrelated third party and secured by certain properties.	5,127,500	3,895,530

Loan from Agriculture Bank of China, due February 2009; monthly interest only payments; interest rate of 8.96% per annum, guaranteed by an unrelated third party and secured by certain properties.	-	2,188,500

Loan from Commercial Bank, due June 2009; monthly interest-only payments; interest rate at 9.711% per annum, guaranteed by an unrelated third party, unsecured.	1,465,000	1,459,000

Loan from ShangHai PuFa Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	1,465,000	1,459,000

Loan from Weifang Xingye Bank, due October 2009; monthly interest-only payments; interest rate of 6.96% per annum, guaranteed by an unrelated third party, unsecured.	1,465,000	-

Total	$22,707,500	$22,658,270

The loans are secured by property and equipment, and land use rights with carrying values as follows:

March 31, 2009
Buildings and improvements	$16,811,604
Land use rights	2,585,188
Total	$19,396,792

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	March 31, 2009 (Unaudited)	June 30, 2008
Bank of China, due November 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$-	$729,500

Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	4,377,000

Industrial and Commercial Bank of China, due in August 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	2,930,000	-

Industrial and Commercial Bank of China, due in March 2009, 0.05% transaction fee, guaranteed by an unrelated third party (1).	732,500	-

China Agriculture Bank, due in August 2009, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,465,000	-

Shenzhen Development Bank, due in June 2009, 0.05% transaction fee, restricted cash required 66.66% of loan amount, guaranteed by an unrelated third party.	6,592,500	4,377,000

Weifang Xingye Bank, due in April 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,465,000	-

Shenzhen Development Bank, due in December 2008, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,459,000

Total	$13,185,000	$10,942,500
(1): The Company has repaid this note in April 2009.

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral and bear interest at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company and the principal is due upon demand.  Employee loans amounted to $841,297and $1,382,287 as of March 31, 2009 and June 30, 2008, respectively.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, our Chief Executive Officer, for cash flow purposes of the Company. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company and the principal is due upon demand. Employee loan from officer amounted to $43,549 and $53,605 as of March 31, 2009 and June 30, 2008, respectively. Interest expense was not significant on this loan for the nine months ended March 31, 2009 and 2008, respectively.

Third party loan

From time to time, the Company borrows money from an unrelated individual for use in operations. The loan does not require collateral and bears interest at 7.2% for the first six months, and then 10.8% until the full principal amount is paid by the Company. The principal is due upon demand. The balance of the loan as of March 31, 2009 and June 30, 2008 amounted to $192,642 and $640,228, respectively.

Interest

Interest expense net of amounts capitalized into construction in progress for the three months ended March 31, 2009 and 2008 on all debt amounted to $439,084 and $647,235, respectively. Interest capitalized totaled $149,964  and $127,868 for the three months ended March 31, 2009 and 2008, respectively. Total interest expense, net of capitalized interest, for the nine months ended March 31, 2009 and 2008 on all debt amounted to $479,903 and $1,533,256, respectively. Interest capitalized into construction-in-progress totaled $1,589,457 and $413,928 for the nine months ended March 31, 2009 and 2008, respectively.

Note 7 - Income taxes

Before January 1, 2008, the Company was governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises (“FIEs”) and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”). Under the Income Tax Laws, FIEs are generally subject to an effective income tax of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first two years from September 2004 to August 2006, and 50% exemption for year three to five from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered it with a special income tax rate of 24%. With the approval of the local government, , and giving effect to the 50% exemption, the Company is subject to income taxes at a reduced rate of 12% from September 2006 to August 2009.

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

Income tax (benefits)provision for the three months ended March 31, 2009 and 2008 amounted to $(48,166) and $321,220, respectively. During the nine months ended March 31, 2009 and 2008, the provision for income taxes was $100,594 and $1,108,388, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31:

	2009	2008
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	25.0

China income tax exemption	(13.0)	(12.0)

China income tax rate in China	12.0%	13.0%

For the nine months ended March 31, 2009, the Company incurred losses before income taxes.  For the nine months ended March 31, 2008, the Company’s effective tax rate was 13.0%.  Income before income taxes includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate in China for both years.

The estimated tax savings due to the tax exemption for the three months ended March 31, 2009 and 2008 amounted to $0 and $321,704, respectively. The net effect on basic earnings per share if the income tax had been applied would have no effect on loss per share for the three months ended March 31, 2009, and decrease the basic and diluted earnings per share for the three months ended March 31, 2008 by $0.02.

The estimated tax savings due to the tax exemption for the nine months ended March 31, 2009 and 2008 amounted to $126,322 and $1,699,248, respectively. The net effect on basic earnings per share if the income tax had been applied would increase the basic and diluted loss per share by $0.01 for the nine months ended March 31, 2009, and decrease the basic and diluted earnings per share for the nine months ended March 31, 2008 by $0.09.

Shengtai Pharmaceutical Inc. and Shengtai Holding Inc. were incorporated in the United States and have incurred net operating losses for income tax purposes for the nine months ended March 31, 2009. The net operating loss carry forwards for United States income taxes was approximately $2,204,600 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of the benefits from these losses appears uncertain for United States income tax purposes due to the fact that these two companies will remain as cost centers.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at March 31, 2009 was approximately $750,000 Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable

Taxes payable consisted of the following:
	March 31, 2009 (Unaudited)	June 30, 2008
VAT payable	$2,066,514	$3,049,000

Individual income tax withheld	515	767

Income tax payable	536,131	1,518,278

Housing property tax payable	9,944	9,903

Others	5,320	53,304

Total taxes payable	$2,618,424	$4,631,252

Note 8 - Commitments and Contingent liabilities

Guarantees

As of March 31, 2009, the Company has guaranteed $1.9 million and $7.3 million of short term loans for each unrelated party, Yuanli Chemical Engineering Inc. (“Yuanli”) and Shangdong Kuangji Group Inc. (“Shandong Kuangji”), respectively.

The Company is obligated to perform under the guarantee if Yuanli or Shandong Kuangji fail to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee about $2.0 million for Yuanli and $7.4 million for Shangdong Kuanji, including accrued interests. The Company did not record a liability for the guarantee because management believes Yuanli and Shangdong Kuanji are current in their payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

Details of guarantee amounts to the unrelated parties as of March 31, 2009 is as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$1,904,500

Shandong Kuangji Group Inc.	7,325,000

Total	$9,229,500

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

				Average
			Weighted	Remaining
	Warrants Outstanding	Warrants Exercisable	Average Exercise Price	Contractual Life

Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.87

Granted	218,750	218,750	2.60	5.00

Forfeited	-	-	-	-

Exercised	219,805	219,805	2.31	-

Outstanding, June 30, 2008	4,473,945	4,473,945	2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	75,000	75,000	0.01	-

Outstanding, March 31, 2009 (unaudited)	4,398,945	4,398,945	$2.60	3.14

Stock options

On January 4, 2008, the Company adopted the “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company believes that such awards better align the interests of its employee with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

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

The volatility of the Company’s common stock was estimated by management based on the historical volatility; the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options; and the expected dividend yield was based on the current and expected dividend policy

The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, June 30, 2007	-	-	-

Granted	660,000	$3.34	$-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, June 30, 2008	660,000	$3.34	$-

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, March 31, 2009	660,000	$3.34	$-

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	4.12	$3.34	275,000

Compensation expense from stock options recognized for the three and nine months ended March 31, 2009 was $158,818 and $476,454, respectively. Compensation expense from stock options recognized for the three and nine months ended March 31, 2008 was $158,818 and $158,818, respectively.

Note 10 - Statutory reserves

The laws and regulations of the PRC required that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus are required to be at least 10% of the after tax net income, as determined in accordance with the PRC accounting rules and regulations until such reserve balance reaches 50% of the Company’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of directors.

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2009 and 2008, the Company did not transfer any funds to this reserve. For the nine months ended March 31, 2009, the Company transferred $109,106 to the reserve. For the nine months ended March 31, 2008, the Company did not transfer any funds to this reserve because, until recently, the Company had a practice of transferring at the end of the fiscal year.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of March 31, 2009 the Company had appropriated to the statutory reserve approximately $3,000,000. The Company plan to contribute $4,500,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the nine months ended March 31, 2009 and 2008, the Company made contributions in the amounts of $84,632 and $139,073, respectively to the Company’s retirement plan. For the three months ended March 31, 2009 and 2008, the Company made contributions in the amounts of $298,283 and $47,558, respectively.

Note 12 – Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipment to an unrelated third party for $5,127,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipment for 4 years, with total payments of $8,108,775. The title of the equipment will be transferred back to the Company upon the last payment and after the third party received a one time payment of $43,950 from the Company. A one time processing fee of $51,275 was paid by the Company. A loss of $201,793 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value. The minimum payments for the remaining lease term of 45 months from April 2009 to December 2012 are as follows.

Total lease payment	$7,991,379
Less imputed interest	2,717,149
Total capital lease obligation as of March 31, 2009	5,274,230
Less current maturity	398,862
Capital lease obligation – long term portion as of March 31, 2009	$4,875,368

Note 13 - Subsequent event

In May 2009, the company borrowed $587,200 loan from Bank of China, due May 2010, with monthly interest-only payments and an interest rate at 5.310% per annum, and which is secured by certain properties.

In May 2009, the company borrowed $587,200 loan from Bank of China, due May 2010, with monthly interest-only payments and an interest rate at 8.5905% per annum, and which is secured by certain properties.

In April 2009, the Company borrowed $4,453,600 notes payable from Industrial and Commercial Bank of China, due in October 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, and guaranteed by an unrelated third party.

In April 2009, the Company borrowed $1,465,000 notes payable from Shenghai Pudong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, and guaranteed by an unrelated third party.

In January 2009, the company borrowed $879,000 loan from Bank of China, due April 2010, with monthly interest-only payments and an interest rate at 5.310% per annum, and which is secured by certain properties.

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

We are, through our wholly-owned subsidiary, Shengtai Holding Inc. and its wholly-owned subsidiary in the People’s Republic of China (“PRC”), Weifang Shengtai Pharmaceutical Co., Ltd. (together, “we,” “us” or “our”), a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We are a market leader and preferred domestic supplier of pharmaceutical grade glucose with about 40% market share in China. We also manufacture glucose, cornstarch and other products for the food and beverage industry for the Chinese market.

Our cornstarch production facility, which has a maximum capacity to produce 240,000 metric tons of cornstarch per year, was fully completed at the end of October 2007. This facility is close to our glucose production plants.

During the nine months ended March 31, 2009, we used 68,063 metric tons cornstarch to satisfy our own glucose production needs and sold the excess 39,971 metric tons of cornstarch to outside customers who are in the pharmaceutical, food and beverage, and industrial industries. The cornstarch sales amounted to $10.802 million and accounted for 21.94% of our total sales revenue for the nine months ended March 31, 2009.

Our business can be severely affected by movements in the commodity markets. (See Item 1A “Risk Factors”)  Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Since mid-2007 to September 2008, corn and other food prices climbed at an annual inflation rate of 15% in China, mostly due to the shortages of pork and grain and the development of alternative energy industry and corn are the main raw material used for these industries. In order to maintain a stable corn price, the Chinese government put restrictions to control the development of industrial use of corn, such as the conversion of corn into ethanol. Also the Chinese government has put its corn reserve into the market to help to maintain the corn price. Since September 2008, in a sharp reversal, corn prices have been decreasing due to large corn harvests. Corn prices for the three months ended March 31, 2009 are approximately 14% lower than for the same period last year. Corn prices for the nine months ended March 31, 2009 are approximately 8% lower than for the same period last year.

In the three months ended March 31, 2009 our margin compared to the same period ended 2008 has fallen from 22% to 6% primarily because of decreased unit prices, as well as because of the high per unit overhead cost from the partial utilization of our new glucose production facility, less efficiency due to operating of a new factory, and reduced production of cornstarch. We are still gradually increasing our utilization of our new glucose facility, but only reached approximately 49% of capacity in the three months ended March 31, 2009. In the nine months ended March 31, 2009 compared to the same period ended 2008 our margin has fallen from 23% to 13%. The principal raw material for glucose is cornstarch. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

At the end of July 2008, we completed construction of a new glucose manufacturing facility to boost our production capacity. At the end of September 2008, the facility passed its GMP inspection. The facility has a production capacity of 120,000 tons. In April 2009, we have transferred our sodium gluconate production line to oral glucose production line with annual production capacity of 120,000 tons. We now have the production capacity of a total 192,000 tons (if necessary, can be easily expandable to a total of 222,000 tons).

During the nine months ended March 31, 2009, we produced a total of 63,918 metric tons of glucose, or approximately 36% of our then 180,000 ton capacity, and our sales of pharmaceutical-grade glucose and other glucose products were $25.888 million, or 52.60% of our revenues. We plan to continue to increase utilization of our glucose facility, which should gradually increase operating margins over time.

In addition to our pharmaceutical glucose and cornstarch series of products, we also produce other products such as dextrin, corn embryo, fibers, protein powders, and phytin, which are used for food, beverage and industrial production. The sales revenues generated from these products were $12.531 million, and constituted approximately 25.46% of our total sales revenues for the nine months ended March 31, 2009.

Management believes that better living standards in China should lead to higher consumption of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB (USD 123 billion) by 2011 to provide universal primary medical services. Over the next three years, the multi-billion health care investment plan is aimed at expanding the government sponsored medical insurance network to provide accessible and affordable health care coverage to over 90% of the population. Under the plan, each person covered by the system will receive a larger amount of annual subsidy after the 2010 year. The focus of this plan is aimed at providing basic healthcare to many more people—not expensive high tech equipment.  This should increase demand for glucose, since it is a very basic and relatively low cost element of healthcare in clinics and hospitals. In addition, the plan will also build hospitals and improve medical services in the rural and under-developed areas. That is to say, more people especially more farmers in China can afford the expense of healthcare. At the same time, despite the current deceleration in growth, we believe that the continuing economic growth in China, the rising purchasing power of domestic market, as well as the public awareness of quality health care products, will resume as drivers in the demand for our pharmaceutical glucose products.

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

At the same time, we have exported our products to over 70 countries, including Japan, Singapore, Korea, Australia, Russia and India. For the nine months ended March 31, 2009, our international sales comprised approximately 12.90% of our total sales revenues.

The target customers of our company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the nine months ended March 31, 2009, our top ten customers accounted for 21.79% of our total sales revenue.

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

The following table shows our operating results for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Sales Revenue	$16,301,522	$20,701,577
Costs of Goods Sold	15,283,929	16,220,665
Gross Profit	1,017,593	4,480,912
Sales, General and Administrative Expenses	1,322,178	1,603,932
Operating Income (Loss)	(304,585)	2,876,980
Other Expense	(404,979)	(668,607)
Income (Loss) before Income Taxes	(709,564)	2,208,373
Provision for Income Taxes	(48,166)	321,220
Net income (Loss)	$(661,398)	$1,887,153

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the three months ended March 31, 2009 and 2008:

Product	Metric Tons Three months ended March 31, 2009	Metric Tons Three months ended March 31, 2008	Sales Revenue (%) Three months ended March 31, 2009	Sales Revenue (%) Three months ended March 31, 2008

Glucose –Sales	22,407	19,069	$8,427,848 (51.70)%	$7,965,569 (38.48%)
Cornstarch-Internal	28,172 (66.20)%	13,769 (33.62)%
Cornstarch-Sales	14,384 (33.80)%	27,180 (66.38)%	$3,594,010 (22.05)%	$7,078,585 (34.19%)
Total Cornstarch	42,556 (100)%	40,949 (100)%
Other			$4,279,664 (26.25)%	$5,657,423 (27.33%)
Total			$16,301,522 (100)%	$20,701,577 (100%)

Overview

☐
After our new cornstarch plant was completed in October 2007 we increased our cornstarch production with the objective of producing our own cornstarch raw material for our increasing production capacity for pharmaceutical grade glucose. As our new glucose plant was only completed at the end of July 2008 and is being put into service on a gradual basis, we have been producing more cornstarch than we could use and selling the excess to customers. In the fiscal year ended June 30, 2008 we used 37% of our cornstarch production as raw materials in our glucose production and sold the remaining 63% to customers. In the three months ended March 31, 2009, we used 66.20% of our cornstarch internally and sold 33.80% to customers.

☐
Demand for cornstarch plummeted since August 2008, as food prices dropped sharply amidst global financial turmoil. For example, pork prices dropped approximately 40% in those months. The resulting excess inventories (produced at very high corn prices in the cost of goods) led to aggressive price-cutting in the cornstarch market, sharply reducing margins.

☐	We plan to produce cornstarch to supply our own needs and will produce more for outside sales if future market prices of corn and cornstarch make it profitable to do so.

Sales revenue for the three months ended March 31, 2009 was $16,301,522, a decrease of $4,400,055, or 21.25% compared with the corresponding period in 2008. The decrease in sales revenue resulted primarily from a 47% decrease in our sales of cornstarch and a  decrease in domestic unit sales prices.

Cost of goods sold for the three months ended March 31, 2009 was $15,283,929, a decrease of $936,736, or 5.77% compared with the corresponding period in 2008. The decrease in cost of goods sold primarily resulted from reduced production and sales. The higher per unit costs resulted from decreased corn starch production, and allocating the cost of the new glucose factory facilities over less than full capacity production.

Gross profit for the three months ended March 31, 2009 was $1,017,593, a decrease of $3,463,319, or 77.29% compared with the corresponding period in 2008. The decrease in gross profits resulted from the decrease in sales and increase in cost of goods sold.

Gross profit margin for the three months ended March 31, 2009 was 6.24%, a decrease from 21.65% for the same period in 2008.  The reasons for the decrease in gross profit margin were because of lower sales, decrease in unit sales prices, lower production, and higher production cost per unit.

Selling, General and Administrative expenses for the three months ended March 31, 2009 were $1,322,178, a decrease of $281,754, or 17.57% compared with the corresponding period in 2008. The decrease in our Selling, General and Administrative expenses was mainly the result of decreased administrative expenses which mainly include shipping and handling expenses. For the three months ended March 31, 2009 we have tried a new sales policy to let our customers handle the shipping and handling thus lowered our shipping and handling expenses. We incurred $158,818 and $0 in non-cash stock option expenses for the three months ended March 31, 2009 and March 31, 2008.

Net income (loss) for the three months ended March 31, 2009 was $(661,398), a decrease of $2,548,551, or 135.05% compared with the corresponding period in 2008. The decrease in net income was primarily due to the decrease in our sales volume, and decrease in our unit sales prices.

Nine Months Ended March 31, 2009 Compared with nine Months Ended March 31, 2008

The following table shows our operating results for the nine months ended March 31, 2009 and 2008.

	Nine months ended March 31, 2009	Nine months ended March 31, 2008
Sales Revenue	$49,220,996	$65,028,934
Costs of Goods Sold	43,016,707	50,085,971
Gross Profit	6,204,289	14,942,963
Sales, General and Administrative Expenses	6,074,853	5,114,863
Operating Income	129,436	9,828,100
Other Expense	(534,331)	(1,450,463)
Income (loss) before Income Taxes	(404,895)	8,377,637
Provision for Income Taxes	100,594	1,108,388
Net income (loss)	$(505,489)	$7,269,249

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the nine months ended March 31, 2009 and 2008.

Product	Metric Tons Nine months ended March 31, 2009	Metric Tons Nine months ended March 31, 2008	Sales Revenue (%) Nine months ended March 31, 2009	Sales Revenue (%) Nine months ended March 31, 2008

Glucose –Sales	63,918	66,964	$25,887,701 (52.60)%	$26,091,292 (40.12)%
Cornstarch-Internal	68,063 (63.00)%	44,944 (35.25)%
Cornstarch-Sales	39,971 (37.00)%	82,568 (64.75)%	$10,801,539 (21.94)%	$21,837,794 (33.58)%
Total Cornstarch	108,034 (100)%	127,512 (100)%
Other			$12,531,756 (25.46)%	$17,099,848 (26.30)%
Total			$49,220,996 (100)%	$65,028,934 (100)%

Sales revenue for the nine months ended March 31, 2009 was $49,220,996, a decrease of $15,807,938, or 24.31% compared with the corresponding period in 2008. The decrease in sales revenue resulted from the decrease of unit sales prices, a 52% decrease of our sales of cornstarch and a 27% decrease in sales of other products. Our sales were impacted by government restrictions on manufacturing and transportation during the Beijing Olympics in August 2008 and sharply lower prices and demand for cornstarch since August.

Cost of goods sold for the nine months ended March 31, 2009 was $43,016,707, a decrease of $7,069,264, or 14.11% compared with the corresponding period in 2008. The decrease in cost of goods sold primarily resulted from lower sales and production and higher per unit costs resulted from higher overhead cost from not fully operated new glucose factory facilities and reduced cornstarch production.

Gross profit for the nine months ended March 31, 2009 was $6,204,289, a decrease of $8,738,674, or 58.48% compared with the corresponding period in 2008. The decrease in gross profits resulted from the decrease in sales and increase in cost of goods sold.

Gross profit margin for the nine months ended March 31, 2009 was 12.60%, a decrease from 22.98% for the same period in 2008. The reasons for the decrease in gross profit margin were because of lower sales, lower production, and higher production cost per unit.

Selling, General and Administrative expenses for the nine months ended March 31, 2009 were $6,074,853, an increase of $959,990, or 18.77% compared with the corresponding period in 2008. The increase in our Selling, General and Administrative expenses was mainly the result of increased labor cost and increased bad debt expenses in our China operation, as well as more administrative expenses, such as consulting fees, legal fees, audit fees, and investor relations expenses as a reporting company. We incurred $476,454 and $158,818 in non-cash stock option expenses for the nine months ended March 31, 2009 and 2008, respectively.

Net income (loss) for the nine months ended March 31, 2009 was $(505,489), a decrease of $7,774,738, or 106.95% compared with the corresponding period in 2008. The decrease in net income was primarily due to the decrease in our sales, and increased selling, general, and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Nine Months Ended March 31, 2009 and 2008

Net cash provided by operating activities for the nine months ended March 31, 2009 was $1,121,846, a decrease of 88.16%, or $8,350,094 from $9,471,940 provided by operating activities for the same period in 2008. The decrease in net cash provided by operations was principally due to the decrease in net income and increased payments of tax payable.

Notes receivable and other receivables are classified as operating cash flows because these assets are used for operating purposes. These assets are mainly used to purchase our raw materials and fund our normal operations.

Investing Activities

Nine Months Ended March 31, 2009 and 2008

Net cash used in investing activities for the nine months ended March 31, 2009 was $174,796, a decrease of 98.82%, or $14,596,069 from $14,770,865 used in investing activities for the same period in 2008. The decrease of net cash used in investing activities resulted from equipment sales and capital lease back of some of the new glucose factories equipments in December 2008. During the nine months ended March 31, 2008, most of the cash had been spent on the construction of the new glucose manufacturing complex and the construction of a new dormitory. Less capital expenditure was spent during the nine months ended March 31, 2009. The new glucose manufacturing facility was completed in July 2008. Management believes that we will have limited capital expenditures during the balance of the fiscal year of 2009.

Financing Activities

Nine Months Ended March 31, 2009 and 2008

Net cash used in financing activities for the nine months ended March 31, 2009 was $2,087,940, an decrease of 212.29%, or $3,947,292 from $1,859,352 of cash provided by the financing activities for the same period in fiscal 2008. The decrease of net cash provided by financing is mainly because the Company paid off more bank loans and borrowed less from third party and employees for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.

Loans

We have financed our operations primarily through bank loans and operating income. We had a total of $22,707,500 short term bank loans outstanding as of March 31, 2009. The loans were secured by our properties or guaranteed by unrelated third parties. The terms of all these short term loans are for one year. We have never defaulted on any of these loans. Although we have in the past renewed these loans on their due dates, unless the lenders agree to continue this practice, we are obligated to repay the $22,707,500 with interest, an amount substantially in excess of our available cash.

We have $6,299,412 non-current payables as of March 31, 2009 and $2,653,995 as of June 30, 2008. In December 2008, we did a sale and leaseback of equipment, which resulted in payables over a number of future years.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $9,229,500 as of March 31, 2009. The total amount of guarantees provided to us by unrelated third parties is 9,522,000 as of March 31, 2009.

Future cash commitments and needs

The final cost of our new glucose facility was approximately $32 million, out of which the building accounted for approximately $10 million and machinery and equipment approximately $22 million. We have commenced operations in the new facility in stages with small amounts first and would build up to larger quantities in the coming quarters.

We estimate the need for $6 million to $10 million per year to run the new glucose facilities at full capacity. However we are ramping up our production gradually, so the exact amount required will be determined based on both the market demand of our products and the time needed for these facilities to run at full capacity.

At March 31, 2009 we had $2.2 million in unrestricted cash, which would cover our current burn rate for seven months if we operate at breakeven.  As noted, our business has suffered from the commodity market decline in corn and cornstarch prices and from the adverse economic conditions in the PRC and elsewhere.  We believe that we will be able to manage our cash needs.  However, unless our sales revenue and cashflow increase, we will carefully review our financial condition and consider financing either with the cash internally generated, bank loans, or with additional equity and may consider strategic alternatives.

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

Revenue recognition

   The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. We allow our customers to return products only if our product is later determined by us to be ineffective. Based on our historical experience over the past three years, product returns have been insignificant throughout all of our product lines.  Therefore, we do not estimate deductions or allowance for sales returns.  Sales returns are taken against revenue when products are returned from customers.  Sales are presented net of any discounts given to customers.

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

IIn May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 had no material impact on the Company’s consolidated results of operations or financial position.

 In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Therefore, all nonemployee options, conversion features on debt, and warrants will get liability accounting upon adoption and will be required to be marked to market each accounting period. The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Item 4. Controls and Procedure s

(a)  Disclosure Controls and Procedures.

 Mr. Qingtai Liu, our Chief Executive Officer and Ms. Yiru Melody Shi, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on September 29, 2008, except for the following:

Our business is materially affected by the corn, cornstarch and related products commodity markets.  Adverse and volatile market and economic conditions can harm our sales volumes, unit prices, cashflow and profitability.

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

Shengtai Pharmaceutical, Inc.
(Registrant)

Dated: May 14, 2009	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer

Dated: May 14, 2009	/s/ Yiru Shi
Yiru Shi
Chief Financial Officer