Form 10-K/A
period 2008-06-30
Shengtai Pharmaceutical, Inc.
filed 2009-08-07
CIK 1295079

UNITED   STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Amendment No. 1

to

FORM 10 -K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June   30,   2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE S E CURITI E S EXCHA N GE ACT OF 1934

For   the   transition   period   from                               to

Commission file number: 000 - 51312

SHENGTAI PHARMACEUTICAL, INC.
(formerly known as West Coast Car Company)
(Exact name of registrant as specified in its charter )

Delaware	54-2155579
State or other jurisdiction of organization	(I.R.S. Employer incorporation or identification No.)

Changda Road East, Development District, Changle County, Shandong, P.R.C.	262400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including; area code 011 - 86 - 536 - 6295802

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☑ No

The aggregate market value of the voting and no n -voting common equity held by non-affiliates* (8,041,780 shares of common s tock) computed by reference to the price of $3.16 per share of common stock at which the common equity was last sold on December 31, 2007, the last day of our most recently completed second fiscal quarter, as reported on www.yahoo.com was: $25,412,025.

* Excludes common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10 % of common stock outstanding on June 30, 2008.

There were 19,094,805 shares of Common Stock, par value $0.001, issued and outstanding as of September 24, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List here under the following documents if incorporated by reference and the Part of the Form 1 0 -K (e.g., Part I, Part II, etc.) in t o which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

EXPLANATORY NOTE

       The purpose of this Amendment No.1 to the Annual Report on Form 10-K is to respond to the SEC comments which requested that we amend certain disclosures regarding our internal control, management’s disclosure and analysis, consolidated statements of cash flows, notes to the consolidated financial statements, risk factors and other sections. This Amendment does not modify or update disclosures in the original 10-K affected by subsequent events.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in Item 1A—“Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. We make available on our web site under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site ( www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

In addition to our pharmaceutical glucose series of products, we also produce the other medicinal product lines described below and glucose and starch products such as industrial glucose, starch, avermectins, and dextrin, which are used for food, beverage and industrial production .

We believe that the global market for pharmaceutical grade glucose (dextrose) is growing and is likely to continue to grow.

In the PRC alone, from 2002 to 2004, the annual demand for glucose has increased from approximately 250,000 tons to 800,000 tons per year, and the annual demand for glucose is expected to increase to 1.7 million tons per year by 2009 (Source: An extract from “Analysis on Present Situation and Prospect of Chinese Starch Sugar Industry” published by Starch and Sugar , Volume I of 2007).

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

Other Products

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is gaining popularity as a chelating agent in the PRC and is widely used in pharmaceutical, construction and chemistry industries. However, we temporarily discontinued this product line in May 2008 because we did not achieve economies of scale for this product and we wanted to focus our limited resources on our main product lines. We plan to recover the production when the market is more profitable and when we have more resources to allow such operations. Currently, we estimate the production will be recovered in a larger scale in the year ending June 30, 2010.

Sales of Products by Type and Geographic Locations

Approximately 89.3% of our revenues for the fiscal year ended June 30, 2008 were attributable to domestic sales made in the PRC.Set forth below is a breakdown of the principal products sold by us in different geographic locations over the previous three fiscal years and the revenues from such sales.

Sales by Product Dextrose Monohydrate (DMH)	FY 06/30/2006 (Revenue) $	% of Total	FY 06/30/2007 (Revenue) $	% of Total	FY 06/30/2008 (Revenue) $	% of Total
Domestic	9,474,787.00	26.70	14,110,347.00	27.00	15,895,933.82	17.49
International	1,363,569.00	3.90	1,516,334.00	2.90	1,399,039.25	1.54
Dextrose Anhydrous
Domestic	762,238.00	2.20	1,409,117.00	2.70	3,801,014.49	4.18
International	534,253.00	1.40	1,009,844.00	1.90	3,376,338.41	3.72
Dextrose Monohydrate Oral
Domestic	17,123,772.00	47.50	11,398,510.00	22.00	2,974,842.00	3.30
International	2,431,263.00	6.70	2,553,863.00	4.90	4,341,758.00	4.80
Pharmaceutical Grade Cornstarch
Domestic	768,148.00	2.10	1,845,796.00	3.60	2,579,995.00	2.80
International	1,685.00	0.01	8,436.00	0.02	236,814.00	0.30

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

The qualities of our manufactured glucose can be summarized as follows:

Properties : white crystal, granular powder, odorless, sweet taste, easy soluble in water, slightly soluble in alcohol
Specific rotatory power : +52.0 degrees— +53.5degrees
Dry loss : ≤9.5% Chloride: <0.02% Sulfate: <0.02%
Alcohol - insoluble matter: ≤5mg
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

The Pharmaceutical Business Review reported, “ Positive economic growth, stabilizing political structures, growing patient populations, and increasing direct foreign investment in the emerging markets of Brazil, Russia, India and China (BRIC) are creating significant opportunities for pharmaceutical companies to expand into these markets and maximize future revenue potential. Pharmaceutical sales across the BRIC economies grew by 22.3% in 2005, compared to single digit growth in the major markets of the US, Europe and Japan. ”

According to IMS, a leading forecast provider of market intelligence to the pharmaceutical and healthcare industries, 2007 total global pharmaceutical sales grew 6.4% at constant exchange rates, to $712 billion. In the top ten major markets, audited growth was 5.1% in 2007. IMS audits covers 95% of the market, while the remaining 5% are estimates.

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

The PRC is one of the top 10 emerging pharmaceutical markets of the world, and is the second largest market in Asia after Japan as reported in an article dated May 6, 2005, titled “Experts Forecast China will become the World’s Fifth Biggest Medicine Market in 2010” on the Chinese Small- Medium Enterprises web site (http://www.ynetc.gov.cn/Art icle_Show.asp?ArticleID=387 ). By 2010, it is believed the PRC will become the world’s fifth largest pharmaceutical market after the USA, Japan, Germany, and France according to a report dated November 13, 2002 titled “Asia Pacific Medical Industrial Council Forecasts China will become the World’s Fifth Largest Pharmaceutical Market by 2010” on People’s Web site (www.people.com.cn). It is projected that the PRC pharmaceutical market would be valued at $75 billion by 2010, accounting for 10% of global demand, and $120 billion by 2020 (Source: www.http://managert.bokee.com/4173614.html).

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

We may have difficulty establishing adequate management, legal and financial controls in the PRC, and such difficulties could reduce the value of any investment in our common stock.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, or a modern western style of banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees qualified in these areas to work for our operating company in the PRC. As a result of these factors, we have had, and may continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices relating to our PRC operations that meet Western standards.

We have recently discovered material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  We concluded that our internal control over financial reporting and disclosure controls and procedures are not effective, although we believe that the financial statements included in our past filings correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.  Accordingly in the future there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Material weaknesses related to:

• Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised.

• Lack of internal audit function - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

The steps we have taken to remediate these weaknesses include the following:

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

We plan for the above policy to be consistently followed, which we hope will provide for much greater credibility and consistency in the financial statements.

However, as a result of these material weaknesses and deficiencies in our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting and disclosures made in our public filings, which would harm our business and the trading price of our stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants.  The SEC extended the compliance dates for non-accelerated filers like us.  Accordingly, the annual assessment of our internal controls first applied to our  annual report for the 2009 fiscal year and the attestation requirement of management's assessment by independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in the future in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  Since we cannot assess our internal control over financial reporting as effective, and our independent registered public accountants are unlikely to be able to provide an unqualified attestation report, investor confidence and share value may be negatively impacted.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities.

Market   I n format i on

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

On May 15, 2007, we entered into a share purchase agreement and completed a private placement of our shares and warrants. Under the share purchase agreement we sold to the Selling Stockholders for $2.00 per share (or a total of $17,500,000) an aggregate of 8,750,000 shares of commons tock and 4,375,000 warrants to purchase 4,375,000 shares of common stock. The exercise price of the warrants is $2.60 per share, as adjusted, and the warrants expire on May 15, 2012 .

On May 15, 2007, we issued to Chinamerica Fund, L.P. 75,000 warrants and Jeff Jenson 25,000 warrants to compensate the former as lead investor and the latter in assisting in providing the shell. These warrants have an exercise price of $0.01 per share and a term of five years.

As part of their consideration for acting as placement agent for the May 15, 2007, private placement, Brill Securities, Inc . received five year warrants to purchase 218,750 shares of common stock at an exercise price of 2.60 per share, as adjusted. These have the same terms as the warrants issued to the Selling Stockholders in the May 15, 2007, private placement.

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

Liquidity and Capital Resources

Operating Activities

Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007

Net cash provided by operating activities for fiscal year 2008 was $3,580,467, compared to $8,345,730 provided by operating activities for fiscal year 2007. The decrease of net cash provided by operations was mostly because of the following reasons: We have increased sales. More other receivables have been collected offset by decrease of accounts payable as we have acquired plant and equipment through accounts payable.  Notes receivable and other receivables are classified as operating cash flows because these assets are used for operating purposes. These assets are mainly used to purchase our raw materials and fund our normal operations.

Investing Activities

Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007

Net cash used in investing activities for fiscal 2008 was $10,084,751, compared to $23,944,638 used in investing activities for fiscal 2007. The decrease of net cash used in investing activities is because we spent most of our capital expenditures for building our cornstarch and glucose factories in fiscal year 2007. In fiscal year 2008, we are in the process of completing the glucose factory and there is less capital expenditure. The glucose factory was completed in July 2008.

Financing Activities

Fiscal Year Ended June 30, 2008 Compared to Fiscal year Ended June 30, 2007

Net cash provided by financing activities for fiscal 2008 was $3,176,334 compared to $21,677,695 for the same period in fiscal 2007. The decrease was mostly because there was an equity financing of $15,256,428 in 2007 while there was no equity financing in 2008.

Contractual obligations
Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$5,099,205	$2,039,682	$3,059,523	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$5,099,205	$2,039,682	$3,059,523	$—	$—

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

Revenue recognition

We utilize the accrual method of accounting. Revenue is recognized when the products are delivered, title has passed, pricing is fixed and collectibility is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT) and estimated returns of product from customers.

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

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mr. Qingtai Liu, our Chief Executive Officer and Ms. Yiru Melody Shi, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that due to the material weaknesses in the internal control over financial reporting as disclosed below in the Section of “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2008 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects after all the adjustments proposed by our auditors were accepted and made by the Company.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was not effective and identified the material weaknesses in the Company’s internal control over financial reporting as stated below.

Material weaknesses related to:

• Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised.

• Lack of internal audit function - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

Due to those above material weaknesses, during the annual audit process for the year ended June 30, 2008, our independent auditor proposed material adjustments to allowance for bad debt, interest expenses from the capital lease equipment and additional liability due from the asset purchase.

Management Remediation Plan

During its audit of our consolidated financial statements for the fiscal year ended June 30, 2008, our independent registered public accounting firm reported material weakness in our financial statement reporting process.

In order to correct the foregoing material weaknesses, we have taken the following remedial measures:

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

We believe that the steps we are taking are necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers	Position/Title	Age
Qingtai Liu	Chief Executive Officer / Director	50
Yongqiang Wang	Director	39
Chris W. Wang	Director	37
Changxin Li	Director	48
Winfred Lee	Director	48
Yiru Shi	Chief Financial Officer	35

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu , 50, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard. Over the years, Mr Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.

Yongqiang Wang , 39, graduated with an Associates degree from the Shandong Economic and Management Institute. He joined Weifang Shengtai in April 2006 as the assistant to the General Manager of the Accounts Department and was in charged of the finance department. He assumed the position of Deputy General Manager of the Accounts Department in February 2007. Prior to joining us, Mr. Wang worked as a financial manager for various enterprises.

Chris W. Wang , 37, has served as the Chief Financial Officer of Fushi International, Inc. since December 13, 2005. Since March 2005, Mr. Wang also serves as the Chief Financial Officer of Dalian Fushi. Mr. Wang served as an Executive Vice President of Redwood Capital, Inc. from November 2004 o March 2005, with specific focus on providing strategic and financial advisory services to PRC-based clients seeking access to the U.S. capital markets. Mr. Wang previously served as Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Prior to that, Mr. Wang worked for Credit Suisse First Boston (HK) Ltd. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

Changxin Li , 48, has been the Chief of the Department of Medicine, member of the Credentials Committee and Medical Director of both the Echocardiography Laboratory and Cardiopulmonary Department of the Otsego Memorial Hospital since 2005. He has also been an internist with the Otsego Memorial Hospital since 1995. Mr. Li graduated with an MB from the Weifang (formerly Changwei) Medical College, Weifang, Shandong, China in 1982 and a PhD from the Department of Physiology, University of Alberta, Edmonton, Alberta, Canada in 1990. He is a Fellow of the American College of Physicians (USA).

Winfred Lee , 48, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society

Yiru Shi , 35, Served as audit manager for Kabani & Co., Inc., Controller at Aroa Marketing, Channel Program Manager at Sun Microsystems and financial analyst at Hewlett Packard China, obtained MBA from University of California, Irvine, Bachelors degrees in Computer Science and International Trade and Business from Beijing Polytechnic University and is a Certified Public Accountant

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding equity awards($ )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan.	—		—

Equity compensation plans not approved by security holder s Issuances of non-qualified options to employees	660,000	$3.34	1,340,000

Total	660,000	$3.34	1,340,000

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
September 26, 2008

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,405,606	$6,420,439
Restricted cash	6,763,500	6,128,500
Accounts receivable, net of allowance for doubtful accounts of $440,701 and $431,178 as of June 30, 2008 and 2007, respectively	7,614,236	5,779,967
Notes receivable	458,630	984,675
Other receivables	691,215	2,984,484
Other receivables - related parties	—	2,491,656
Other receivables - shareholder	—	1,229,625
Loan to related party	—	657,500
Inventories	5,039,278	4,449,267
Prepayments	310,381	140,376
Total current assets	24,282,846	31,266,489

PLANT AND EQUIPMENT, net	69,943,021	30,178,074

OTHER ASSETS:
Investment in unconsolidated affiliate	3,607,912	2,675,678
Loan to related party - non-current	437,700	394,500
Prepayments - non-current	—	7,429,371
Intangible assets, net	3,042,183	1,816,021
Total other assets	7,087,795	12,315,570

Total assets	$101,313,662	$73,760,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,669,728	$3,807,997
Accounts payable - related party	714,776	949,992
Notes payable - banks	10,942,500	8,942,000
Short term loans	22,658,270	18,870,250
Accrued liabilities	261,187	229,643
Other payable	2,146,108	1,526,903
Employee loans	1,382,287	596,516
Employee loan - officer	53,605	—
Third party loan	640,228	318,274
Customer deposits	804,323	796,228
Long term loan - current maturities	—	381,350
Taxes payable	4,631,252	2,048,932
Total current liabilities	51,904,264	38,468,085

LONG TERM LIABILITIES
Other payable - noncurrent	2,653,995	3,661,472
Total long term liabilities	2,653,995	3,661,472

Total liabilities	54,558,259	42,129,557

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,094,805 and 18,875,000 shares issued and outstanding as June 30, 2008 and 2007, respectively	19,095	18,875
Paid-in capital	19,987,708	19,163,549
Statutory reserves	2,894,902	1,735,484
Retained earnings	19,136,577	9,885,670
Accumulated other comprehensive income	4,717,121	826,998
Total shareholders' equity	46,755,403	31,630,576

Total liabilities and shareholders' equity	$101,313,662	$73,760,133

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006

SALES REVENUE	$90,871,223	$51,706,215	$36,029,179

COST OF SALES	70,613,757	39,527,662	27,568,092

GROSS PROFIT	20,257,466	12,178,553	8,461,087

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,390,623	4,674,679	3,831,778

INCOME FROM OPERATIONS	12,866,843	7,503,874	4,629,309

OTHER (EXPENSE) INCOME:
Equity in income of unconsolidated affiliate	272,239	131,420	41,635
Gain from sales of land use rights	—	1,647,833	—
Other income	584,749	121,798	181,874
Other expense	(391,858)	(225,898)	(214,641)
Interest expense and other charges	(2,447,608)	(1,270,418)	(555,572)
Interest income	171,948	119,353	128,306
Other income (expense), net	(1,810,530)	524,088	(418,398)

INCOME BEFORE PROVISION FOR INCOME TAXES	11,056,313	8,027,962	4,210,911

PROVISION FOR INCOME TAXES	645,988	878,836	—

NET INCOME	10,410,325	7,149,126	4,210,911

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	3,890,123	641,596	185,402

COMPREHENSIVE INCOME	$14,300,448	$7,790,722	$4,396,313

EARNINGS PER SHARE
Basic	$0.55	$0.64	$0.42
Diluted	$0.52	$0.62	$0.42

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,993,789	11,251,712	10,125,000
Diluted	19,874,486	11,477,545	10,125,000

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	Common stock			Capital	Retained earnings		Accumulated other
			Paid-in	contribution	Statutory		comprehensive
	Shares	Par value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, June 30, 2005	10,125,000	$10,125	$3,915,871	$(1,925,996)	$384,832	$876,350	$—	$3,261,182

Dividends declared						(1,000,065)		(1,000,065)
Net income						4,210,911		4,210,911
Adjustment to statutory reserve					616,256	(616,256)		—
Foreign currency translation adjustments							185,402	185,402

BALANCE, June 30, 2006	10,125,000	$10,125	$3,915,871	$(1,925,996)	$1,001,088	$3,470,940	$185,402	$6,657,430

Issuance of common stock	8,750,000	8,750	15,247,678					15,256,428
Capital contribution received				1,925,996				1,925,996
Net income						7,149,126		7,149,126
Adjustment to statutory reserve					734,396	(734,396)		—
Foreign currency translation adjustments							641,596	641,596

BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$—	$1,735,484	$9,885,670	$826,998	$31,630,576

Issuance of common stock								—
Exercised warrants	219,805	220	506,523					506,743
Option issued to employees			317,636					317,636
Net income						10,410,325		10,410,325
Adjustment to statutory reserve					1,159,418	(1,159,418)		—
Foreign currency translation adjustments							3,890,123	3,890,123

BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$—	$2,894,902	$19,136,577	$4,717,121	$46,755,403

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,410,325	$7,149,126	$4,210,911
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,964,678	2,239,157	1,478,734
Amortization	57,254	42,644	41,454
Bad debt expense	93,557	271,602	114,780
Stock option expense	317,636	—	—
(Gain) loss on building and equipment disposal	(169,726)	186,470	—
Gain on disposal of land use right	—	(1,647,833)	—
Equity in income of unconsolidated investment	(603,261)	(131,420)	(41,635)
Change in operating assets and liabilities:
Accounts receivable	(1,127,048)	(2,288,351)	(261,286)
Notes receivable	(2,274,840)	(591,936)	(126,992)
Other receivables	1,994,157	(582,008)	1,567
Inventories	(304,476)	(2,394,250)	173,225
Prepayments	(165,981)	99,957	(28,710)
Prepayments - related party	—	1,409,944	301,037
Accounts payable	(7,730,549)	1,773,031	176,458
Accounts payable - related party	(320,156)	390,986	200,660
Accrued liabilities	(781,690)	130,238	(65,014)
Other payable	(906,285)	410,174	166,860
Customer deposit	(74,646)	492,586	201,045
Taxes payable	2,201,518	1,385,613	(14,792)
Net cash provided by operating activities	3,580,467	8,345,730	6,528,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	—	(909,439)	(124,020)
Proceeds from building and equipment disposal	139,163	—	—
Acquisition of plant and equipment	(14,517,157)	(11,041,561)	(6,232,594)
Acquisition of intangible assets	(296,893)	(949,900)	—
Advances on plant and equipment purchase	—	(7,225,790)	(1,155,999)
Loan to related party	—	(3,817,948)	—
Repayments on loan to related party	4,590,136	—	—

Net cash used in investing activities	(10,084,751)	(23,944,638)	(7,512,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(524,140)	(2,024,720)	(279,045)
Borrowings on notes payable - banks	11,703,650	8,710,120	12,201,088
Principal payments on notes payable - banks	(10,739,820)	(7,173,040)	(10,743,853)
Borrowings on short term loans	21,383,257	24,785,415	8,979,048
Principal payments on short term loans	(19,758,515)	(15,178,665)	(8,358,948)
Borrowings on employee loans	1,458,353	384,224	431,111
Principal payments on employee loans	(778,444)	(458,632)	(113,060)
Borrowings on employee loan - officer	53,605	1,281	—
Principal payments on employee loan - officer	—	(96,580)	—
Borrowings on third party loan	3,139,855	251,378	57,319
Principal payments on third party loan	(2,868,909)	—	—
Borrowings on long term loan	—	—	992,160
Principal payments on long term loan	(399,301)	(1,549,889)	(868,140)
Proceeds from issuance of common stock	506,743	15,256,428	—
Payments of amounts due officer	—	(1,925,996)	—
Proceeds from capital contribution receivable	—	696,371	—
Dividends paid to shareholders	—	—	(1,664,503)
Net cash provided by financing activities	3,176,334	21,677,695	633,177

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	313,117	(160,805)	25,408

(DECREASE) INCREASE IN CASH	(3,014,833)	5,917,982	(325,726)

CASH, beginning of year	6,420,439	502,457	828,183

CASH, end of year	$3,405,606	$6,420,439	502,457

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$1,901,531	$1,270,418	$555,572
Cash paid for Income taxes	$14,809	$125,782	$—
Non-cash investing and financing activities -
Acquisition of land use right in exchange for other receivable	$692,304	$—	$—
Non cash reclassification transactions of plant and equipments:
Acquisition of plant and equipment through assets other than plant and equipments	$3,366,350	$-	$-
Reclassification of advances on equipment purchase to plant and equipment upon receipt of purchase	$7,793,173	$1,183,010	$-
Acquisition of plant and equipment through liabilities	$12,141,833	$4,698,714	$-

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

Income taxes

The Company accounts for income taxes in accordance with SFAS N o. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2008 and 2007, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2008 and 2007.

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

For the years ended June 30, 2008, 2007, and 2006, provision for income taxes was $645,988, $878,836 and $0, respectively,

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:
	2008	2007	2006
U.S. statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)
China income taxes	29.0	33.0	33.0
China income tax exemption	(17.0)	(21.0)	(33.0)
Other items (a)	(6.0)	(1.0)	-

Applicable income tax rate	6.0%	11.0%	-%

(a) In 2008, the Company received special tax credits from the local government due to government enforced regulation. The Company was a tax-exempt entity until September 2006. As the Company’s fiscal year began in July 2006, the Company was not subject to income taxes for two months for the year-ended June 30, 2007.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2006	—	—	$—	—
Granted	4,475,000	4,475,000	2.54	5.00
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.87
Granted	218,750	218,750	2.60	5.00
Forfeited	—	—	—	—
Exercised	219,805	219,805	2.31	—
Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

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

Compensation expense from stock options recognized for the year ended June 30, 2008 was $317,636 . There were no such expenses recognized for the years ended June 30, 2007 and 2006.

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

(2)	Exhibits

Incorporated by Reference

Filing
Exhibit			Date / period
Number	Exhibit Description	Form	End Date

3.1	Amended and Restated Certificate of Incorporation	Form 10-SB	September 26, 2006

3.2	By Laws	Form 10-SB	September 26, 2006

4.1	Form of Warrants to Investors	Form 8-K	May 21, 2007

10.1	Share Exchange Agreement dated May 1 5, 2007 by and among the Company and Shengtai Holding, Inc	Form 8-K	May 21, 2007

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers	Form 8-K	May 21, 2007

10.3	Employment Agreement dated May 1, 2008 between the Company and Yiru Shi	Form 10-K	May 29, 2008

16.1	Letter dated May 17, 2007 from West Coast Car Company to Mantyla McRobers LLC	Form 8-K	May 21, 2007

16.2	Letter dated May 23, 2007 from Mantyla McReynolds LLC to the Securities and Exchange Commission	Form 8-K/A	May 24, 2007

21.1	List of Subsidiaries	Form 8-K	May 21, 2007

31.1	CERTIFICATION - SECTION 302 - CEO	Form 10-K	May 29, 2008
31-2	CERTIFICATION - SECTION 302 - CFO	Form 10-K	May 29, 2008
32-1	Certification – Section 906- CEO	Form 10-K	May 29, 2008
32-2	Certification – Section 906- CFO	Form 10-K	May 29, 2008
99.1	Press release dated May 21, 2007 issued by West Coast Car Company	Form 8-K	May 21, 2007

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

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive	August 7, 2009
Qingtai Liu	Officer) and Director

/s/ Yiru Shi	Chief Financial Officer (Principal Financial and	August 7, 2009
Yiru Shi	Accounting Officer)

/s/ Yongqiang Wang	Director	August 7, 2009
Yongqiang Wang

/s/ Wenbing Christopher Wang	Director	August 7, 2009
Wenbing Christopher Wang

/s/ Changxin Li	Director	August 7, 2009
Changxin Li

/s/ Winfred Lee	Director	August 7, 2009
Winfred Lee