Form 10-Q/A
period 2008-09-30
Shengtai Pharmaceutical, Inc.
filed 2009-08-07
CIK 1295079

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

011-86-536-6295802
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☐ .

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q is to respond to the SEC comments which requested that we amend certain disclosures regarding our internal control, management’s disclosure and analysis, consolidated statements of cash flows, notes to the consolidated financial statements and other sections and certification exhibits. This Amendment does not modify or update disclosures in the original 10-Q affected by subsequent events.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

	September 30,	June 30,
	2008	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,621,671	$3,405,606
Restricted cash	5,570,525	6,763,500
Accounts receivable, net of allowance for doubtful accounts of $486,406 and $440,701 as of September 30, 2008 and June 30, 2008, respectively	5,189,101	7,614,236
Notes receivable	822,513	458,630
Other receivables	699,333	691,215
Inventories	4,626,569	5,039,278
Prepayments	195,058	310,381
Loan to related party	438,900	-
Total current assets	19,163,670	24,282,846

PLANT AND EQUIPMENT, net	72,326,330	69,943,021

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	3,620,009	3,607,912
Loan to related party - non-current	-	437,700
Intangible assets - land use right, net of accumulated amortization	3,037,480	3,042,183
Total other assets	6,657,489	7,087,795

Total assets	$98,147,489	$101,313,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,662,624	$7,669,728
Accounts payable - related parties	534,740	714,776
Notes payable - banks	8,543,920	10,942,500
Short term loans	21,740,180	22,658,270
Accrued liabilities	303,357	261,187
Other payable	2,361,874	2,146,108
Employee loans	1,294,292	1,382,287
Employee loan - officer	53,738	53,605
Third party loan	362,521	640,228
Customer deposit	1,412,531	804,323
Taxes payable	3,902,402	4,631,252
Total current liabilities	48,172,179	51,904,264

LONG TERM LIABILITIES:
Other payable - noncurrent	2,267,020	2,653,995
Total long term liabilities	2,267,020	2,653,995

Total liabilities	50,439,199	54,558,259

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,094,805 shares issued and outstanding as of September 30, 2008 and June 30, 2008, respectively	19,095	19,095
Paid-in capital	20,146,526	19,987,708
Statutory reserves	2,894,902	2,894,902
Retained earnings	19,766,373	19,136,577
Accumulated other comprehensive income	4,881,394	4,717,121
Total shareholders' equity	47,708,290	46,755,403

Total liabilities and shareholders' equity	$98,147,489	$101,313,662

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$629,796	$2,252,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	951,659	686,653
Amortization	13,051	11,809
Allowance for bad debts	226,911	-
Loss on disposal of land use right	-	5,903
Share based compensation to employees	158,818	-
Earnings on equity investment	(2,207)	(148,779)
Change in operating assets and liabilities:
Accounts receivable	2,220,604	(516,885)
Notes receivable	(685,757)	(860,590)
Other receivables	(10,957)	479,437
Inventories	426,788	778,620
Prepayments	175,061	33,913
Deferred assets	(58,966)	-
Accounts payable	(1,069,660)	(1,529,592)
Accounts payable - related parties	(727,816)	31,921
Accrued liabilities	535,069	(77,963)
Other payable	(184,454)	(110,003)
Customer deposit	606,375	1,192,497
Taxes payable	(742,003)	643,363
Net cash provided by operating activities	2,462,312	2,872,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of plant and equipment	(1,723,339)	(2,489,638)
Acquisition of intangible assets	-	(319,798)
Advances on plant and equipment purchase	-	(2,076,530)
Repayments on loan to related party	-	1,510,151
Loan to related party	-	(34,668)
Net cash used in investing activities	(1,723,339)	(3,410,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of restricted cash	1,211,722	3,046,580
Borrowings on notes payable - banks	1,961,626	1,324,600
Payments on notes payable - banks	(4,391,700)	(6,093,160)
Borrowings on short term loans	1,463,900	887,482
Payments on short term loans	(2,444,713)	(3,616,158)
Borrowings on employee loans	201,287	-
Payments on employee loans	(293,128)	(90,905)
Payments on third party loan	(279,634)	-
Net cash used in financing activities	(2,570,640)	(4,541,561)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	47,732	41,437

DECREASE IN CASH	(1,783,935)	(5,037,792)

CASH, beginning of period	3,405,606	6,420,439

CASH, end of period	$1,621,671	$1,382,647

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$-	$406,325
Cash paid for Income taxes	$731,950	13,445
Non-cash investing and financing activities -
Acquisition of plant and equipment through advances on plant and and equipment purchase	$1,093,496	$2,754,637
Acquisition of plant and equipment in exchange for note receivable and other receivables	$327,638	$-

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30:

	2008	2007
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	33.0

China income tax exemption	(13.0)	(21.0)

Other item (a)	5.5	-

Total provision for income taxes	17.5%	12.0%
(a) The 5.5% represents expenses incurred by the Company and SHI that are not deductible in PRC for the three months ended September 30, 2008.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The following table shows our operating results for the three months ended September 30, 2007 and 2008 .

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

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the three months ended September 30, 2007 and 2008 .

Product	Metric Tons Three months ended September 30, 2008	Metric Tons Three months ended September 30, 2007	Sales Revenue (%) Three months ended September 30, 2008	Sales Revenue (%) Three months ended September 30, 2007
Glucose	21,291	24,181	$8,207,000 (45.3%)	$9,014,766 (46.53%)
Cornstarch-Internal	17,253 (53.8%)	11,164 (30%)
Cornstarch-Sales	14,823 (46.1%)	26,073 (70%)	$5,181,000 (28.59%)	$6,025,748 (31.10%)
Total Cornstarch	32,076 (100%)	37,237 (100%)
Other			$4,730,000 (26.1%)	$4,256,379 (21.97%)
Total			$18,123,728 (100%)	$19,373,069 (100%)

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

Liquidity and Capital Resources

Operating Activities

Three Months Ended September 30, 2008 and 2007

Net cash provided by operating activities for the three months ended September 30, 2008 was $2,462,312, a decrease of 14.3%, or $410,503, from $2,872,815 provided by operating activities for the same period in 2007. The decrease in net cash provided by operations was principally due to the decrease in net income and payments of tax payable and accounts payable. Unless this recent unfavorable trend moderates, we may need to seek outside financing in very challenging financial market conditions. Notes receivable and other receivables are classified as operating cash flows because these assets are used for operating purposes. These assets are mainly used to purchase our raw materials and fund our normal operations.

Investing Activities

Three Months Ended September 30, 2008 and 2007

Net cash used in investing activities for the three months ended September 30, 2008 was $1,723,339, a decrease of 49.5%, or $1,687,154 from $3,410,483 used in investing activities for the same period in 2007. The decrease of net cash used in investing activities resulted from capital expenditures for building our cornstarch and glucose factories in fiscal year 2007. During the three months ended September 30, 2007, most of the cash had been spent on the construction of the new glucose manufacturing complex and the construction of a new dormitory. Less capital expenditure was spent during the three months ended September 30, 2008. The new glucose manufacturing facility was completed in July 2008. Management believes that we will have limited capital expenditures during the balance of the fiscal 2009 year.

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

Item 4. Controls and Procedure s

(a)  Disclosure Controls and Procedures.

Mr. Qingtai Liu, our Chief Executive Officer, and Ms. Yiru Melody Shi, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that due to the material weaknesses in the internal control over financial reporting as disclosed in the Section of “Management’s Report on Internal Control over Financial Reporting,” in our annual report on Form 10-K for the year ended June 30, 2008, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

(b) No change in our internal control over financial reporting has occurred during the quarter ended September, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a)   Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Qingtai Liu*;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yiru Shi* ;

32.1	Certification pursuant to 18 U.S.C. 1350 **.
  *Filed herewith.
** Filed on November 13, 2008 with our original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: August 7, 2009	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer

Dated: August 7, 2009	/s/ Yiru Shi
Yiru Shi
Chief Financial Officer