Form 10-Q/A
period 2008-12-31
Shengtai Pharmaceutical, Inc.
filed 2009-08-07
CIK 1295079

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

011-86-536-6295802
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐ .

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,909	$5,382,096
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	2,124,286	1,187,166
Amortization	26,110	23,820
Bad debt expense	77,061	-
Stock option expense	317,636	-
(Gain) Loss on equipment disposal	201,766	(90,098)
Loss on disposal of land use right	-	5,955
Earnings on equity investment	(33,412)	(149,756)
Change in operating assets and liabilities:
Accounts receivable	1,383,582	(311,689)
Notes receivable	(243,183)	(772,571)
Other receivables	482,406	1,186,223
Inventories	(1,703,009)	159,692
Prepayments	(1,549,571)	(472,365)
Accounts payable	1,492,834	(1,668,080)
Accounts payable - related parties	(717,373)	(293,176)
Accrued liabilities - related party	(61,824)	-
Accrued liabilities	1,102,279	(150,906)
Other payable	(2,538,294)	(313,162)
Customer deposit	394,375	417,062
Payable - officer	-	31,145
Taxes payable	(1,789,911)	1,671,334
Net cash (used in) provided by operating activities	(878,333)	5,842,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(842,779)	(5,893,680)
Proceeds from equipment disposal	5,125,050	34,733
Acquisition of land use right	-	(317,183)
Purchase of software program	-	(5,343)
Advances on plant and equipment purchase	-	(5,226,396)
Loan repayment from related party	-	4,453,455
Net cash provided by (used in) investing activities	4,282,271	(6,954,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	479,144	3,842,060
Borrowings on notes payable - banks	10,747,962	1,335,900
Payments on notes payable - banks	(10,982,250)	(9,084,120)
Borrowings on short term loans	4,392,900	3,566,853
Payments on short term loans	(3,909,682)	(7,440,963)
Borrowings on employee loans	787,061	1,271,112
Payments on employee loans	(1,095,828)	(137,616)
Borrowings on third party loan	113,633	1,781,556
Payments on long term loans	(513,852)	-
Cash proceeds from issuance of common stock	750	506,493
Net cash provided by (used in) financing activities	19,838	(4,358,725)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	52,213	96,016

INCREASE (DECREASE) IN CASH	3,475,989	(5,374,433)

CASH, beginning of period	3,405,606	6,420,439

CASH, end of period	$6,881,595	$1,046,006

Supplemental Disclosure

Cash paid for interest, net of capitalized interest	$40,819	$788,221
Cash paid for income tax	$966,785	$13,560
Non cash reclassification transactions of plant and equipments:
Acquisition of plant and equipment through assets other than plant and equipments	$100,701	$255,991
Reclassification of advances on equipment purchase to plant and equipment upon receipt of purchase	$1,583,562	$456,762
Acquisition of plant and equipment through liabilities	$5,412,822	$1,328,089

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

Translation adjustments amounted to $5,004,847 and $4,717,121 as of December 31, 2008 and June 30, 2008, respectively. Assets and liabilities were translated at 6.82 RMB to $1.00 at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the six months ended December 31, 2008 and 2007 were 6.83 RMB and 7.49 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31:

	2008	2007
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	33.0

China income tax exemption	(13.0)	(21.0)

Other item (a)	36.8	0.8

Applicable income tax note	48.8%	12.8%

(a) The 36.8% represents expenses incurred by the Company and SHI that are not deductible in PRC for the six months ended December 31, 2008. The 0.8% represents expense incurred by the Company and SHI that are not deductible in PRC for the six months ended December 31, 2007 offset by special tax credits received from the local government due to government enforced regulations.

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

Detail of guarantee amount to the unrelated parties as of December 31, 2008 is as follows:
Short Term
Company	Bank Loans

Shandong Kuangji Group Inc.	$7,335,000

Total	$7, 335 ,000

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

Results of Operations

Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007

The following table shows our operating results for the three months ended December 31, 2008 and 2007 .

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

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the three months ended December 31, 2008 and 2007 .

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

☐
Because we have the ability to raise or lower our production of cornstarch, since September 2008 we began to cut production to a level closer to our own internal needs. However, the combination of high corn prices built into our inventory and the much lower market prices led to a sharp reduction in our sales, profit margin and net income for the three months ended December 31, 2008.

☐	Our objective in adjusting our cornstarch production is to control potential loss and improve our margins, as we ramp up glucose production in our new plant.
☐	We plan to produce cornstarch to supply our own increasing needs and will produce more for outside sales if future market prices of corn and cornstarch make it profitable to do so.

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

The following table shows the breakdown of production and sales by product categories, and between internal use and external sales of cornstarch, for the six months ended December 31, 2008 and 2007 .

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

Liquidity and Capital Resources

Operating Activities

Six Months Ended December 31, 2008 and 2007

Net cash used in operating activities for the six months ended December 31, 2008 was $(878,333), a decrease of 115.03%, or $6,721,023, from $5,842,690 provided by operating activities for the same period in 2007. The decrease in net cash provided by (used in) operations was principally due to the decrease in net income and payments of tax payable and accounts payable. The average of $145,000 cash per month used in operations in the six months ended December 31, 2008 would exhaust our available cash of $6,881,595 in 47 months, assuming we are not required to pay our short-term debt maturing in the next 12 months, of which there can be no assurance (see “Loans” below). Notes receivable and other receivables are classified as operating cash flows because these assets are used for operating purposes. These assets are mainly used to purchase our raw materials and fund our normal operations.

Investing Activities

Six Months Ended December 31, 2008 and 2007

Net cash provided by investing activities for the six months ended December 31, 2008 was $4,282,271, an increase of 161.58%, or $11,236,685 from $(6,954,414) used in investing activities for the same period in 2007. The increase of net cash provided by investing activities resulted from equipment sales and capital lease back of some of the new glucose factories equipments in December 2008. During the six months ended December 31, 2007, most of the cash had been spent on the construction of the new glucose manufacturing complex and the construction of a new dormitory. Less capital expenditure was spent during the six months ended December 31, 2008. The new glucose manufacturing facility was completed in July 2008. Management believes that we will have limited capital expenditures during the balance of the fiscal 2009 year.

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

Changes in Internal Control Over Financial Reporting

(b) No change in our internal control over financial reporting has occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Qingtai Liu*;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yiru Shi* ;

32.1	Certification pursuant to 18 U.S.C. 1350**.
  *Filed herewith.
** Filed on February 13, 2009 with our original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengtai Pharmaceutical, Inc. (Registrant)

Dated: August 7, 2009	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer

Dated: August 7, 2009	/s/ Yiru Shi
Yiru Shi
Chief Financial Officer