Form 10-K/A
period 2008-06-30
Shengtai Pharmaceutical, Inc.
filed 2009-08-17
CIK 1295079

UNITED   STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Amendment No. 2

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

None.

EXPLANATORY NOTE

The purpose of this Amendment No.2 to the Annual Report on Form 10-K/A is solely to include certification exhibits which were omitted from Amendment No. 1 to the Annual Report on Form 10-K/A filed on August 7, 2009.  Other than the cover page, signature page and said exhibits, the remainder of Amendment No. 1 is unchanged and is not reproduced  in this Amendment No. 2. This Amendment and Amendment No. 1 do not modify or update disclosures in the original 10-K affected by subsequent events.

(2)	Exhibits

Incorporated by Reference, except as otherwise noted

Filing
Exhibit			Date / period
Number	Exhibit Description	Form	End Date

3.1	Amended and Restated Certificate of Incorporation	Form 10-SB	September 26, 2006

3.2	By Laws	Form 10-SB	September 26, 2006

4.1	Form of Warrants to Investors	Form 8-K	May 21, 2007

10.1	Share Exchange Agreement dated May 1 5, 2007 by and among the Company and Shengtai Holding, Inc	Form 8-K	May 21, 2007

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers	Form 8-K	May 21, 2007

10.3	Employment Agreement dated May 1, 2008 between the Company and Yiru Shi	Form 10-K	May 29, 2008

16.1	Letter dated May 17, 2007 from West Coast Car Company to Mantyla McRobers LLC	Form 8-K	May 21, 2007

16.2	Letter dated May 23, 2007 from Mantyla McReynolds LLC to the Securities and Exchange Commission	Form 8-K/A	May 24, 2007

21.1	List of Subsidiaries	Form 8-K	May 21, 2007

31.1	CERTIFICATION - SECTION 302 - CEO		*
31-2	CERTIFICATION - SECTION 302 - CFO		*
32-1	Certification – Section 906- CEO		*
32-2	Certification – Section 906- CFO		*
99.1	Press release dated May 21, 2007 issued by West Coast Car Company	Form 8-K	May 21, 2007

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

SHENGTAI PHARMACEUTICAL, INC.
(Registrant)

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009