Form 10-K
period 2009-06-30
Shengtai Pharmaceutical, Inc.
filed 2009-09-28
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10 -K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                               to

Commission file number: 000 -51312

SHENGTAI PHARMACEUTICAL, INC.
(formerly known as West Coast Car Company)
(Exact name of registrant as specified in i t s charter )

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☑ No

The aggregate market value of the voting and non -voting common equity held by non-affiliates* (9,141,780 shares of common stock) computed by reference to the price of $1.40 per share of common stock at which the common equity was last sold on December 31, 2008, the last day of our most recently completed second fiscal quarter, as reported on www.yahoo.com was: $12,798,492.

* Excludes common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of common stock outstanding on June 30, 2009.

There were 19,169,805 shares of Common Stock, par value $0.001, issued and outstanding as of September 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List here under the following documents if incorporated by reference and the Part of the Form 10 -K (e.g., Part I, Part II, etc.) in t o which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Approximately 50.13% of our revenues for the fiscal year ended June 30, 2009, were attributable to sales of glucose products.

Approximately 24.22% of our sales revenues for the fiscal year ended June 30, 2009, were attributable to sales of starch products.

In addition to our pharmaceutical glucose series of products, we also produce the other medicinal product lines described below and glucose and starch products such as industrial glucose, starch, and dextrin, which are used for food, beverage and industrial production .

We believe that the global market for pharmaceutical grade glucose (dextrose) is growing and is likely to continue to grow with the continuous growth of the global and china pharmaceutical market.

Our Products

We manufacture three categories of products (i) pharmaceutical and medicinal grade products and (ii) raw materials for the food and beverage processing industries (iii) other products.

Pharmaceutical and medicinal grade products:

These products accounted for 38.40% of our sales for the fiscal year ended June 30, 2009. Set forth below is a list of our major pharmaceutical and medical grade products:

•	Dextrose Monohydrate

•	Dextrose Anhydrous

•	Dextrin

•	Pharmaceutical Grade Cornstarch

Raw Materials for the Food and Beverage and Processing Industries:

We produce the following raw materials for the food and beverage and processing industries:

•	Industrial Glucose

•	Dextrose Monohydrate Oral

•	Food and Beverage Grade Cornstarch

•	Fibers

•	Corn Embryo

•	Protein Powders

•	Mother liquid

•	Phytin

Other Products

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is widely used in pharmaceutical, construction and chemistry industries. However, we transferred this product line into Dextrose Monohydrate Oral production line in May 2009 because we did not achieve economies of scale for sodium gluconate and we wanted to focus our limited resources on our main product lines.

Sales of Products by Type and Geographic Locations

Approximately 86.41% of our revenues for the fiscal year ended June 30, 2009 were attributable to domestic sales made in the PRC. Set forth below is a breakdown of the principal products sold by us in different geographic locations over the previous two fiscal years and the revenues from such sales.

Sales by Product	FY 06/30/2008 (Revenue) $	% of Total	FY 06/30/2009 (Revenue) $	% of Total
Dextrose Monohydrate (DMH)
Domestic	15,895,933.82	17.49	15,387,809	20.99
International	1,399,039.25	1.54	1,352,045	1.84
Dextrose Anhydrous
Domestic	3,801,014.49	4.18	4,888,540	6.67
International	3,376,338.41	3.72	3,225,273	4.40
Dextrose Monohydrate Oral
Domestic	2,974,842.00	3.30	6,500,689	8.87
International	4,341,758.00	4.80	2,871,143	3.92
Pharmaceutical Grade Cornstarch
Domestic	2,579,995.00	2.80	1,883,655	2.57
International	236,814.00	0.30	51,282	0.07

Sales and Marketing

Sales are carried out directly by our sales department and we are not dependent on distributors or middlemen. As of June 30, 2009, all the provinces except Tibet in the mainland PRC have been covered by our domestic sales network. We have established representative offices in 3 cities (Chengdu, Nanchang, and Guangzhou) to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force, and improve our corporate image. We export our products to customers to over seventy countries, and we plan to increase our global sales.

In July 2008, we restructured our sales department to better serve our customers and better accommodate expansion. We hired additional sales staff and subdivided the sales department into five separate sales departments, four of which represent different product lines: monohydrate glucose, anhydrous glucose, dextrose anhydrate oral and corn starch. Our fifth sales department focuses on sales outside of the PRC.

Delivery Methods

We utilize the following delivery methods: ground transportation, shipment by sea and by rail. Products sold internationally are shipped by sea. We generally bear the costs and risks of transportation unless a customer specifies another mode of delivery. During the quarter ended March 31, 2009, we had requested most of our customers bear the transportation cost. However, most customers still prefers us arrange and bear the cost of shipment. So since April 2009, we began to bear the costs for most of our customers again.

The Glucose Production Process

Our glucose is made from enzyme-converted cornstarch. The glucose that we produce has the following characteristics: low heat, endotoxin in bacteria lower than 0.125Eu/ml, high purity, and a production standard of lower than 0.06Eu/ml.

The steps required to produce glucose from cornstarch are:

•	The cornstarch is converted into an emulsion;

•	Alpha-Amylase Glucoamylase is added;

•	The emulsion from the chemical reaction from the combination of the two above is cleaned and dried after filteri ng, discoloring, ion exchange, inspissation, crystallization and separation; and

•	The cleaned and dried end-product of the above process is glucose

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

Major Suppliers

The three principal ingredients for glucose production are cornstarch, enzyme preparations, and active carbon. The major suppliers for these raw materials are as follows:

Cornstarch

Cornstarch Manufacturing Facility

In 2007, we completed constructing a new cornstarch production complex with an annual production capacity of 240,000 tons, which can be expanded to 300,000 tons per year, if necessary. The complex is close to and connected with our two glucose production plants. It started producing cornstarch in January 2007.

During fiscal year 2009, approximately 61.17% of the cornstarch production plant’s output was used as raw materials for glucose production, and the other 38.83% was sold to customers in the food and beverage, pharmaceutical and industrial industries.

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

Enzyme Preparations

We purchased a total of 155 tons of enzyme preparations during the previous two fiscal years.

Active Carbon

We believe that Fujian Sha County Qingshan Chemical Carbon Corporation is one of the major active carbon producers in the PRC. We purchased a total of 1,248 tons of active carbon from it over the past two fiscal years. There are a number of other suppliers of active carbon from whom we can make purchases, if necessary.

We are not dependent on any one supplier of raw materials and machinery, nor have we ever experienced a shortage of supply of raw materials or machinery.

New Glucose Manufacturing Facility

In July 2008, we completed construction of a new glucose manufacturing facility to boost our production capacity and at the end of September 2008, the facility passed its GMP inspection. The facility has a production capacity of 120,000 tons, and with our pre-existing facility including the production line transferred from the sodium gluconate production line, we can produce a total of 192,000 tons (we can increase capacity in the old facility by 30,000 tons, if necessary, for a total of 222,000 tons). The final cost was approximately $35 million, out of which the building accounted for approximately $12 million and machinery and equipment approximately $23 million. The new facility has reached 35% utilization rate as of June 30, 2009 and is building up to larger quantities.

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

The qualities of our Dextrose Monohydrate Transfusion (liquid glucose) may be summarized as follows: Perceptual index:

Appearance: colorless without the impurity that can be seen by the naked eye

Odor: no unusual odor
Taste: Clear sweet

Physical and chemical index S olid substance: more than 84% DE: 38-42
PH: 4.6 -6.0
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

World Pharmaceutical Market

The global market for pharmaceutical products had been growing at a significant rate before the world economic crisis.  Even the deterioration in the global economic environment affected the market demand, the global market for pharmaceutical products is projected to continue to grow in 2009 and in the immediate future. Pharmaceutical Market Trends, 2006-2010 by BioPortfolio forecast an increase in the global pharmaceutical market to $842 billion in 2010. In its April 22, 2009 updates of 2009 Global Pharmaceutical Market forecast, IMS Health estimates that the global pharmaceutical market will exceed $750 billion in 2009. IMS stated that the sector will feel the impact of the economic climate — but to a lesser extent than many other industries — through 2010, when a rebound is expected. It estimates the global compound annual growth rate (CAGR) for pharmaceutical market growth is forecast to be 3 - 6 percent through 2013. It estimates a new world order is apparent as pharmerging markets grow collectively at a 13 - 16 percent pace through 2013. The seven pharmerging markets (China, Brazil, Mexico, South Korea, India, Turkey and Russia) will contribute more than half of global market growth in 2009 and sustain an average 40 percent contribution through 2013. China, which is currently the sixth-largest pharmaceutical market, will become the third largest by 2011.

The PRC Pharmaceutical Market

The annual growth rate in the PRC pharmaceutical industry in 2008 was around 26%, the PRC has become a critically important market (see “2008 Overview of China’s pharmaceutical sector and expectations for 2009” January 26, 2009, available on www.pharmaceutical-manufacturingnews.com). Our expectation of similar growth rate also comes from a demographic analysis. The PRC has the most aged citizens in the world. In 2004, it had 143 million people aged 60 and above. This number will be 200 million in 2014 and 300 million in 2026. (See article titled “China’s ageing problem and seven features”, dated February 24, 2006, available on www.china.org.cn). We believe that an aging population will necessarily call for the demand of more pharmaceutical and medicinal products to meet its needs. Demand for better drugs and medical equipment is driving this market. We believe it will continue to grow as the country modernizes and provides healthcare to a population of 1.3 billion people. Currently, the population of the PRC is served by approximately 310,000 medical and clinical institutions.

In February 2009, the National Development and Reform Commission (NDRC) stated that it will allocate RMB 10 billion (US$1.46 billion) from the central budget to build 2,000 township hospitals and 29,000 urban community health service centers. The funds are part of the central government's RMB 850-billion commitment to financing the country's health care reform plan. The plan will be implemented over the course of next three years. With that as a backdrop, we believe the long-term prospect for pharmaceutical grade glucose is very good despite the near-term challenges.

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

The value of PRC pharmaceutical goods produced in 1970 was only $21.7 billion. (as reported on the Szechuan News Web site, www.newssc.org, in an article titled “Discussion on the Development and State of China’s Pharmaceutical Industry”). In 2008, the PRC pharmaceutical market produces goods with a value of around $115 billion, (“2008 China Pharmaceutical industry”, publish February 18, 2009, www.drcnet.com.cn).  The PRC produces a little less than 25% of what is produced by the U.S. pharmaceutical market, which is valued at web site (www.yd210.com)).

We believe that the global demand for pharmaceuticals is likely to continue to increase, with developing countries now being economically more prosperous and capable of spending more money on improving healthcare.

Major Import and Export Markets for Pharmaceutical Products

The major producers of chemical pharmaceutical raw materials are Western Europe, North America, Japan, China and India. Western Europe is a net exporter with 50% of its total production being exported. North America is a major importer, with its own products only able to satisfy 20% of its total demand. Japan is believed to be evolving to become a net importer. The PRC and India have emerged into two major exporters for pharmaceutical raw materials.

The total annual chemical drug-based production of the PRC is approximately 500,000 tons, consisting of raw materials for the production of anti-biotic, vitamins, pain-killers and hormonal and other drugs, and is second only to the United States. The PRC and India are emerging as the major exporters in these product and raw material categories.

The Pharmaceutical Raw Materials Manufacturing Industry in the PRC

The PRC, as a country, has put a lot of emphasis on the production of pharmaceutical raw materials in the past 40-50 years. Additionally, in the past ten years, a number of large international pharmaceutical companies have set up their productions to the PRC, such as Cargill, CPI and Roquette. Both factors have contributed to the growth of this specific segment in the PRC.

This industry segment can be categorized into three groups: first, the state-owned or government-subsidized pharmaceutical companies taking up 6% of market share; second, the foreign-owned or Sino-foreign Joint ventures taking up 54% of market share, and with the bulk of  privately owned firms competing for the remaining 40%. (“2008 China Pharmaceutical industry”, publish February 18, 2009, www.drcnet.com.cn) We fall into the second category.

Market Analysis and Projections for Clinical Transfusion Products in the PRC

Transfusion solutions are one of most commonly used clinical prescriptions in hospitals and healthcare institutions. Dextrose Monohydrate is one of the five most important types of medical prescriptions in the PRC and is one of the most widely used pharmaceutical products.

The total production volume of transfusion solutions grew from 1.38 billion bottles in 1995 to 2.91 billion bottles in 2001, i.e. annual growth of around 16.1% (source: http://www.chinapharm.com.en/html/scfx/20034815219.html). According to China Pharmaceutical Industry Association, the total production volume of transfusion solutions reached 7.10 billion bottles/bags in 2008, a 10% increase compared to 2007. The types of transfusion solutions grew from 40 to more than 80 types of medical transfusion formulations. (www.cpia.org.cn).

There are more than 200 types of transfusion solutions developed and used in overseas countries, and the annual per capital consumption is more than 3 bottles. The PRC has only approximately 80 types of transfusion products, and the per capital consumption is around 2.15 bottles.

We are one of the top producers of pharmaceutical glucose. These products are the raw materials or base solutions for pharmaceutical manufacturers to add specific medical formulations to produce medicated transfusion. Our industrial customers are producers of medical transfusion solutions.

The growth in demand for Dextrose Monohydrate transfusion solutions is co-related to the growth of the pharmaceutical production and consumption trends and patterns. Medical transfusion is a common and well-accepted treatment routine all over the PRC for many ailments, ranging from the common cold, influenza, and intestinal disorders to clinical restorative or recuperative prescriptions after surgical operations. There are altogether around 310,000 medical service providers such as hospitals, clinics, and health-care institutions serving the 1.3 billion people in the PRC.

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

Target Market

Our principal customers are:

•	Healthcare Institutions

•	Medical supply companies

•	Physician offices

•	Pharmaceutical companies

•	Medica l supply exporters

•	Food and beverage companies

We market our products to these types of businesses within the PRC and plan to expand our export business as we increase our production capabilities, particularly in wholesale sales to foreign distributors.

We utilize the following factors/incentives to encourage the purchase of our products:

•	High quality, pharmaceutical grade products

•	Certified product reliability

•	On-time deliveries

•	New and improved medicina l products and packaging

•	Excellent service and support

•	Excellent referrals

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

We believe that the export market is a lucrative market that we plan to further develop and expand. Our export revenues for the Dextrose Monohydrate series of products (which also includes anhydrous glucose and oral glucose) derived from our top four export markets are summarized as follows:

South Korea

Import approval permit issued in 2003
Products exported: Dextrose Monohydrate Oral and Dextrose Anhydrous

FY2008	FY2009
$3,103,805	$1,204,513

Russia

Import approval permit issued in 2004
Products exported: Dextrose Monohydrate Oral, Dextrose Monohydrate transfusion

FY2008	FY2009
$1,248,805	$586,368

Australia

Import approval permit issued in 2003
Product exported: Dextrose Monohydrate Oral

FY2008	FY2009
$433,312.6	$15,166

Singapore (plus re-export to Thailand)

Import approval permit issued in 2003
Products exported: Dextrose Monohydrate Injection

FY2008	FY2009
$60,573	$693,736

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

Among our assets is a total of 252,275 square meters of land, of which approximately only 94.17% is being utilized, leaving room for expansion. We export to markets such as South Korea, Russia, Australia and Singapore and seventy other countries. Taking into consideration the geographical proximity and cross-cultural similarities with the Northern and South-Eastern Asian markets, we believe that we can be competitive in terms of product price, delivery lead-time and customer service responsiveness.

With our cornstarch facility connected with the existing glucose manufacturing facility and the new glucose manufacturing facility, we believe that we will be able to stabilize our glucose’ raw material costs and production, enable our glucose production facility to function at maximum capacity and produce more products for both the domestic and export markets.

We believe that we are one of the leading producers of pharmaceutical Dextrose Monohydrate products in the PRC, with an estimated 30% of the overall PRC market share. The other suppliers of pharmaceutical Dextrose Monohydrate products do not have as a complete production lines as ours.

Backlog

Our orders are processed on a made to order basis and we do not have any backlog of orders.

Growth Initiative

We have developed and are implementing the following initiatives to achieve our goals for growth:

•	Vertical integration of our manufacturing capabilities by operating a cornstarch plant

We believe the cornstarch plant can lower production costs and improve profit margin because higher-quality and lower cost raw materials could be produced in-house and there is no transportation costs because the cornstarch processing plant is next to and connected to the glucose production factories. This will somewhat shield us from external cornstarch price fluctuation, thus protecting or improving its profit margins.

•	Increase its glucose production capabilities to be able to meet market demand

Overseas demand of our glucose products had not been fully satisfied in the past before the economic crisis because our products have been sold out due to strong domestic demand in the PRC. We are also seeing the recovery of the economy and expect growing sales. We believe that our 240,000 tons (it can be easily expanded to 300,000 tons) cornstarch processing plant will supply enough raw materials to increase production volumes and sales to an expanding domestic client base and fulfill more overseas orders which offer higher profit margins. In line with this, we commenced construction of our new glucose manufacturing facility, which was completed in July 2008. The productions line is ramping up its production capacity.

•	Expand our marketing and sales efforts to identify and secure additional domestic customers and increase our export sales

We plan to (i) optimize our web site to describe and promote our business, (ii) reorganize sales department, (iii) buy advertisements for various search words and phrases (e.g. "glucose") on Google and Yahoo and major PRC search engines, (iv) conduct seminars at various trade show events to promote our products, and (v) optimize our web site so that people doing ‘natural’ searches will see the web site link on the first page of the search by refining the Search Engine Optimization.

Major Customers

Our customers are principally located in the PRC but we hope to expand our international customer base. Our principal customers are hospitals and pharmaceutical companies. Below is a list of our largest PRC customers:

•	Shandong Xiwang Food Co Ltd

•	Qingdao Chenyu Biochemistry Technology Co Ltd

•	Qingdao Shizhan Technology Co Ltd

•	Luogaite (China) Fine Chemical Co Ltd

•	Weifang Phoenix Paper Co Ltd

•	Shandong Xinxinhai Cereals and Oil Industrial Co Ltd

•	Shandong Fufeng Zymosis Co Ltd

•	Anhui Shuanghe Pharmaceutical Co Ltd

•	Weifang Yongchang Feedstuff Co Ltd

•	Weifang Xingda Feedstuff Co Ltd

No customer accounted for more than 10% of our sales for fiscal years ended June 30, 2009, and 2008.

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

Insurance

We purchased automobile insurance with third party liability coverage for our vehicles and liabilities insurance for our key personnel and company. We do not have other insurance such as property insurance, business liability or disruption insurance coverage for our operations in the PRC. While a lawsuit against a company such as Weifang Shengtai in the PRC would be rare, we cannot make any assurance that we will not have exposure for liability in the event of a lawsuit.

Government Regulations

Because we manufacture pharmaceutical products, we are subject to the laws governing the Good Practice in the Manufacturing and Quality Control of Drugs (as amended in 1998) as promulgated by the PRC State Food and Drug Administration on March 18, 1999.

We are also subject to business license and approval regulations that are required for all corporations in the PRC.

We have obtained Certificates of Good Manufacturing Practices for Pharmaceutical Products ("GMP Certificates") issued by the PRC State Food and Drug Administration. The GMP Certificates certify that we have complied with the requirements of Chinese Current Good Manufacturing Practices for Pharmaceutical Products in the manufacture of Dextrose Monohydrate oral glucose, Dextrose Monohydrate glucose, and Anhydrous glucose and the GMP Certificate is valid through November 10, 2013 respectively. Additionally, we have obtained Drug Registration Certificates for glucose and glucose pro oral from the State Food and Drug Administration in accordance with the PRC Medical Products Governance Law and its implementing regulations.

Environmental Compliance

We are subject to PRC environmental laws, rules and regulations that are standard to manufacturing facilities.

All of our production lines including the new glucose production lines have passed inspection by the Environmental Protection Bureau of the PRC and was issued a Certificate of Qualification.

Employees

As of June 30, 2009, we employed approximately 770 full-time employees. Of these, 8 are directors, approximately 37 are in sales, approximately 135 perform operating and administrative functions, and approximately 590 are in production, storage and distribution.

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

•
Lack of internal audit function - The Company lacks qualified resources to perform the internal audit function properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

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

2. In July, 2008 we engaged independent consultants to assist the Company in improving the internal control system based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The consultants had conducted an evaluation of our internal control over financial reporting, and assisted us in designing enhanced processes and procedures to improve our internal control over financial reporting.

3. We plan to train our internal accountants well in U.S. GAAP principles and reporting. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

 4. We had set up a team comprised of staff from different departments to conduct internal audit function periodically. We are also planning to establish an internal audit unit to establish effective internal control. We plan to allocate sufficient resources to achieve an effective internal audit function.

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

We face competition from other domestic and global manufacturers and suppliers of pharmaceutical grade glucose. Although we view ourselves in a favorable position vis-à-vis our competition, some of the other companies that sell into our markets may be more successful than us and/or have more experience and financial resources than we do. This additional experience and financial backing may enable our competitors to produce more cost-effective products and market their products with more success than we are able to, which would decrease our sales. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. However, we cannot assure you that we can successfully remain competitive. If our competitors develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, this could have a material adverse effect on our business, results of operations or financial condition.

 A slowdown in the PRC economy may adversely affect our operations.

As all of our operations are conducted in the PRC and most of our revenues are generated from sales in the PRC, a slowdown or other adverse developments in the PRC economy could materially and adversely affect our customers, demand for our products, and our business. Recent economic slowdown since 2008 had affected our business, especially our cornstarch related business. While we believe that the economy is recovering, and although we believe that the demand for our products is not totally dependent on the health of the economy, we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

A widespread health problem in the PRC could negatively affect our operations

A potential outbreak of widespread public health problem in the PRC, such as H1N1 flu, could force us temporarily to stop our operations, and thus have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

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

Inadequate funding for our capital expenditures may affect our growth and profitability

Our sales revenues have increased from $19,999,826 for the year ended June 30, 2004, to $73,321,862 for the year ended June 30, 2009. Our continued growth is dependent upon our ability to raise capital from outside sources and improvement of profitability. Our ability to obtain financing will depend upon a number of factors, including:

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

With our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. We may not have the requisite experience to manage and operate a larger, more modern cornstarch manufacturing plant and a bigger glucose production line. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These events would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

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

We had also mitigated the risks of a shortage in cornstarch by implementing a vertical integration manufacturing program, which includes building our own cornstarch processing plant, in which the plant is now operational. This will not only lower production costs and improve profit margins, but it will also allow Weifang Shengtai to produce higher quality, lower-cost cornstarch. We cannot guarantee these measures will be effective in eliminating all risks attendant to the supply of raw materials. In the event that our cost of materials increase, we may have to raise prices of our products, making us less competitive in price.

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

Risks related to an investment in our common stock

Our Chief Executive Officer and President controls us through his position and stock ownership and his interests may differ from other stockholders

Our Chief Executive Officer and President, Mr. Qingtai Liu, beneficially owns approximately 38.49% of our common stock. As a result, although Mr. Liu is not the holder of a majority of the outstanding shares, Mr. Liu may be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Mr. Liu's interests may differ from other stockholders.

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

Item 2. Properties.

Our facility in the PRC is located at the Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right." From March 2000 to June 2007 Weifang Shengtai purchased various land use rights in succession for a total price of approximately $2,243,000. Weifang Shengtai obtained another land use right in July 2007 for a price of approximately $314,000. Weifang Shengtai obtained a new land use right in March 2008 for a price of $346,410. In May 2008, the Company paid approximately $734,000 to a local government which enabled the land use right to be classified from industrial use to commercial use. From July 2008 to June 2009, the Company incurred additional cost relating to various land use rights for approximately $480,520 and sold a piece of land use right for approximately $474,610. As a result Weifang Shengtai has the right to use various parcels of land that range from 20 to 50 years in term, all of which are currently being used by Weifang Shengtai for its business.

Weifang Shengtai occupies an area of approximately 252,275 square meters (72 acres) in Changle Economic and Technology Development Zone. Set forth below is the detailed information regarding the land:

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities.

Market Information

We began trading on the Over the Counter Bulletin Board on January 12, 2007, and our symbol is "SGTI.OB." Prior to that, there had never been any established public market for shares of our common stock. The following table sets forth for the period indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of September 24, 2009, the last reported bid price of our common stock was $1.00 per share and the last reported ask price was $1.01 per share.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
September 30, 2008	$3.00	$2.04
December 31, 2008	$2.68	$0.72
March 31, 2009	$1.80	$0.57
June 30, 2009	$1.60	$0.90

Holders

As of September 24, 2009, there were 19,169,805 shares of our common stock issued and outstanding and there were 34 holders of record of our common stock.

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

Equity Compensation Plan Information and Warrants and Options

As of September 24, 2009 we had 4,398,945 outstanding warrants to purchase 4,398,945 shares of common stock. Set forth below is a description of our outstanding warrants.

On May 15, 2007, we entered into a share purchase agreement and completed a private placement of our shares and warrants. Under the share purchase agreement we sold to the Selling Stockholders for $2.00 per share (or a total of $17,500,000) an aggregate of 8,750,000 shares of common stock and 4,375,000 warrants to purchase 4,375,000 shares of common stock. The exercise price of the warrants is $2.60 per share, as adjusted, and the warrants expire on May 15, 2012 .

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

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Consolidated Statements of Operations	2009	2008	2007	2006	2005
	(audited)	(audited)	(audited)	(audited)	(audited)

Sales revenue	$73,321,862	$90,871,223	$51,706,215	$36,029,179	$24,860,399

Cost of good sold	65,799,486	70,613,757	39,527,662	27,568,092	19,557,743

Gross profit	7,522,376	20,257,466	12,178,553	8,461,087	5,302,656

Research and development expense	365,689	—	—	—	—

Selling, general and administrative expenses	8,607,560	7,390,623	4,674,679	3,831,778	3,242,330

Operating income (loss)	(1,450,873)	12,866,843	7,503,874	4,629,309	2,060,326

Other income (expense), net	(1,213,015)	(1,810,530)	524,088	(418,398)	(445,169)

Income (loss) before income taxes	(2,663,888)	11,056,313	8,027,962	4,210,911	1,615,157

Provision for income taxes	—	645,988	878,836	—	—

Net income (loss)	$(2,663,888)	$10,410,325	$7,149,126	$4,210,911	$1,615,157

Foreign Currency Translation Adjustment	225,362	3,890,123	641,596	185,402	—
Comprehensive Income (loss)	$(2,438,526)	$14,300,448	$7,790,722	$4,396,313	$11,615,157
Earning per share - basic	$(0.14)	$0.55	$0.64	$0.42	$0.16
Earning per share - diluted	$(0.14)	$0.52	$0.62	$0.42	$0.16
Basic weighted average common shares outstanding	19,139,394	18,993,789	11,251,712	10,125,000	10,125,000
Diluted weighted average common shares outstanding	19,139,394	19,874,486	11,477,545	10,125,000	10,125,000

	Year Ended June 30,
Consolidated Balance Sheets	2009	2008	2007	2006	2005
	(audited)	(audited)	(audited)	(audited)	(audited)
Current Assets	$48,453,449	$24,282,846	$31,266,489	$12,149,634	$11,981,783
Total Assets	124,931,365	101,313,662	73,760,133	31,271,457	23,672,498
Current Liabilities	74,335,910	51,904,264	38,468,085	23,612,427	19,564,316
Total Liabilities	79,978,466	54,558,259	42,129,557	24,614,027	20,411,316
Total Stockholders’ Equity	44,952,899	46,755,403	31,630,576	6,657,430	3,261,182

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; slowdown in the demand for pharmaceutical grade glucose and glucose and starch products generally, which could reduce revenues and profit margins.

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

Our cornstarch production facility with the design capacity to produce 240,000 tons of cornstarch a year was completed and started production in January 2007. This complex is located close and connected to our existing glucose production plant and new glucose production complex which was completed in July 2008. Additionally, this new facility allows us to produce our own cornstarch and replace our suppliers of cornstarch. We are able to ensure the adequacy and quality of the cornstarch we use and also meet our increasing demand for quality cornstarch. Since cornstarch is produced on our premises, we are able to eliminate shipping costs to transport the cornstarch to our glucose production facility and operating costs, thus resulting in lower manufacturing costs.

In addition to our pharmaceutical glucose series of products, we also have produced other product lines of glucose and starch products such as industrial glucose, cornstarch, Avermectins, dextrin, and other products which are used for food, beverage and industrial production. In May 2008, we stopped producing Avermectins because we cannot currently produce and sell this product on an efficient scale and we want to focus our limited resources to our main product line for the time being.

Based on our analysis of the consumption of glucose products carried out by the China Starch Industry Association and the disposable income per capita from China National Statistics Bureau, we believe that there is a strong correlation between the consumption of glucose products and the disposable income per capita.

We predict that higher living standards would lead to higher consumption of pharmaceutical dextrose. It is our understanding that the recovering economic growth, the rising purchasing power of domestic market, the government as well as the public awareness of quality healthcare products, are all drivers to the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, and enhance our revenues and increase our gross profit margin.

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

In April 2007, we acquired the rights to use a piece of land measuring 85,880 square meters in the Changle Economic and Technology evelopment Zone. We developed the land and built a new glucose production complex with an expected production capacity of 120,000 tons per year. The construction has been finished at the end of July 2008. The new facility is used to produce pharmaceutical grade glucose.

In July 2007, we acquired the right to use a piece of land measuring 40,000 square meters in the Changle Economic and Technology Development Zone. This land was sold in the year ended June 30, 2009.

During the reporting period under review, we managed to successfully expand our domestic sales network. As of June 30, 2009, all the provinces except Tibet in the PRC have been covered by our domestic sales network. We have established representative offices in 3 provinces to fortify our domestic sales network. We believe that these offices help us to better interact with our customers, reinforce our sales force and improve our corporate image. In the meantime, we export our products to customers in over seventy countries, and we plan to increase our global sales in the coming years.

We constantly strive to broaden and diversify our customer base. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. Our top ten customers accounted for only 25.17% for our total sales for the fiscal year ended June 30, 2009.

Our sales and profitability was affected by the world economic crisis for the year ended June 30, 2009. With the recovery of the world and China economy, management has seen increased sales trend that would improve our market and financial position. We will continue to identify and pursue innovative products and technology to increase our market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in our sales growth in next few years. Our ability to meet increased customer demand and stay profitable will however still depend on factors such as world and china economic recovery, market demand, our production capacity, and working capital.

Result of Operations

Year Ended June 30, 2009 Compared with Year Ended June 30, 2008

The following table shows our operating results for the fiscal years ended June 30, 2009 and 2008.

	Fiscal Year ended June 30, 2009	Fiscal Year ended June 30, 2008
Sales Revenue	$73,321,862	$90,871,223
Costs of Goods Sold	65,799,486	70,613,757
Gross Profit	7,522,376	20,257,466
Research and development expense	365,689	—
Sales, General and Administrative Expenses	8,607,560	7,390,623
Operating Income (Loss)	(1,450,873)	12,866,843
Other Income (Expense), Net	(1,213,015)	(1,810,530)
Income (loss) before Income Taxes	(2,663,888)	11,056,313
Provision for Income Taxes	—	645,988
Net Income (loss)	(2,663,888)	10,410,325

Sales revenue for the fiscal year ended June 30, 2009 was $73,321,862, a decrease of $17,549,361, or 19.31% compared with the corresponding period in 2008. This decrease was mostly the result of the decrease in sales of our corn starch and other products which include Fibers, Dextrin, corn embryo, and Protein Powders. In addition, the decrease in the sales was due to decrease in average selling prices and it is because of world and China economic crisis. As the demand for the cornstarch and other products are decreased the selling prices became more competitive. However, revenue from Glucose products remained relatively stable.

Costs of goods sold for the year ended June 30, 2009 was $65,799,486, a decrease of $4,814,271, or 6.82% compared with the corresponding period in 2008. The decrease in cost of goods sold is in tandem with the increase in sales of our products and because of the increased of depreciation expenses in our new production facilities.

Gross profit for the year ended June 30, 2009 was $7,522,376, a decrease of $12,735,090, or 62.87% compared with the corresponding period in 2008. The reason for the decrease in gross profit was mostly due to decreased sales.

The profit margin of 2009 is lower than 2008. Gross profit margin for the year ended June 30, 2009 was 10.3%, while it was 22.3% for the same period in 2008. The decreased gross profit margin is because of the decreased unit prices and increased unit cost due to higher depreciation and lower efficiency due to starting the new glucose factory.

Selling, general and administrative expenses and research and development expenses for the year ended June 30, 2009 was $8,973,249, an increase of $1,582,626, or 21.41% compared with the corresponding period in 2008. The increase in our selling, general and administrative expenses was the result of the higher worker insurance requirements related expenditures. The increased expenses of expanding new sales network for increased capacity are also the causes of higher general and administrative expenses. In addition, the expense of stock options for the year ended June 30, 2009 was $317,636 higher than for the same period ended June 30, 2008. We also incurred some research and development expenses in relating to our effort of developing high tech new products. Currently, we have not successfully completed our development but we will focus on developing high value added products to increase our gross margin.

Net loss for the year ended June 30, 2009 was $2,663,888, a decrease of $13,074,213 or 125.50% compared with the corresponding period in 2008. The decrease of net income was due to decrease in sales volume and gross profit, and due to the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for fiscal year 2009 was $1,287,385 compared to $5,494,342 provided by operating activities for fiscal year 2008. The decrease of net cash provided by operations was mostly because of the loss from operation, larger purchase of inventory, and larger payments of tax payable.  Notes receivable and other receivables are classified as operating cash flows because these assets are used for operating purposes. These assets are mainly used to purchase our raw materials and fund our normal operations. Cash paid for income taxes increased from $14,809 in fiscal year 2008 to $1,134,656 in fiscal year 2009 because of payments in fiscal 2009 for taxes for past years.  No payments for past years are expected in the future, but, as disclosed in Note 7, the effective tax rate will rise from 12% to 25% in August 2009, when the Company’s tax exemptions will expire.

Investing Activities

Net cash used in investing activities for fiscal 2009 was $1,432,818, compared to $11,998,626 used in investing activities for fiscal 2008. The decrease of net cash used in investing activities is because we spent most of our capital expenditures for building our cornstarch and glucose factories in fiscal year 2007 and 2008. The glucose factory was completed in July 2008. In fiscal year 2009, we are in the process of completing decorating the new factory and building our dormitory. Thus we had less capital expenditure.

Financing Activities

Net cash provided by financing activities for fiscal 2009 was $1,087,699 compared to $3,176,334 for the same period in fiscal 2008. The decrease The decrease was mostly because of the increased restricted cash.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,661,788	$1,690,813	$970,975	$—	$—
Capital Lease Obligations	5,428,551	756,970	4,671,581	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$8,090,339	$2,447,783	$5,642,556	$—	$—

Loans

Other than the equity financing last year, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $25,637,500, and $22,658,270short term bank loans outstanding as of June 30, 2009, and 2008, respectively. The loans were secured by Weifang Shengtai’s properties and accounts receivable. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any loans.  In addition Weifang Shengtai had $35,218,600 and $10,942,500 in short-term notes due to banks as of June 30, 2009 and 2008, respectively.  These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

Weifang Shengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $5,642,556, and $2,653,995, as of June 30, 2009 and 2008, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $10,108,500, and $7,295,000 as of June 30, 2009, and 2008. Some unrelated third parties have guaranteed approximately $ 47,671,100, and $ 13,729,190 of our debt, as of June 30, 2009 and 2008 respectively.

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

Country Risk.

Substantial portion of our business, assets and operations are located and conducted in the PRC. While the PRC’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The economic crisis since 2008 has certain effect on the growth of the China economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. In February 2009, the National Development and Reform Commission (NDRC) stated that it will allocate RMB 10 billion (US$1.46 billion) from the central budget to build 2,000 township hospitals and 29,000 urban community health service centers. The funds are part of the central government's RMB 850-billion commitment to financing the country's health care reform plan. The plan will be implemented over the course of next three years. With that as a backdrop, we believe the long-term prospect for pharmaceutical grade glucose is very good despite the near-term challenges. Some of these measures benefit the overall economy of the PRC, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in regulations applicable to us. If there are any changes in any policies by the PRC government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended June 30, 2009, there were no changes in and disagreements with accountants and financial disclosure.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2009 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects after all the adjustments proposed by our auditors were accepted and made by the Company.

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

We have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was not effective and identified the material weaknesses in the Company’s internal control over financial reporting as stated below.

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

Due to those above material weaknesses, during the annual audit process for the year ended June 30, 2009, our independent auditor proposed material adjustments to allowance for bad debt, interest expenses from the capital lease equipment, unrecorded restricted cash and notes payable.

Management Remediation Plan

During its audit of our consolidated financial statements for the fiscal year ended June 30, 2009, our independent registered public accounting firm reported material weakness in our financial statement reporting process.

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

2. In July, 2008 we engaged independent consultants to assist the Company in improving the internal control system based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The consultants had conducted an evaluation of our internal control over financial reporting, and assisted us in designing enhanced processes and procedures to improve our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers	Position/Ti tle	Age
Qingtai Liu	Chief Executive Officer / Director	51
Yongqiang Wang	Director	40
Chris W. Wang	Director	38
Changxin Li	Director	49
Winfred Lee	Director	48
Yiru Shi	Chief Financial Officer	36

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu , 51, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard. Over the years, Mr Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.

Yongqiang Wang , 40, graduated with an Associates degree from the Shandong Economic and Management Institute. He joined Weifang Shengtai in April 2006 as the assistant to the General Manager of the Accounts Department and was in charged of the finance department. He assumed the position of Deputy General Manager of the Accounts Department in February 2007. Prior to joining us, Mr. Wang worked as a financial manager for various enterprises.

Wenbing Christopher Wang, 38, has served as Chief Financial Officer of Fushi Copperweld, Inc. since December 13, 2005 and on January 21, 2008 was appointed as its President and director. Mr. Wang has served as Chief Financial Officer of Dalian Fushi since March 2005.  Prior to Fushi, Mr. Wang was an Executive Vice President of Redwood Capital, Inc. from November 2004 to March 2005 and an Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Mr. Wang worked for Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as a Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.

Changxin Li , 49, has been the Medical Director of both the Echocardiography Laboratory and Cardiopulmonary Department of the Otsego Memorial Hospital since 2005, Medical Director, Cardiac Rehabilitation since January 2009 and Medical Director, Intensive Care Unit since July 2009. He has also been an internist with the Otsego Memorial Hospital since 1995. Mr. Li graduated with an MB from the Weifang (formerly Changwei) Medical College, Weifang, Shandong, China in 1982 and a PhD from the Department of Physiology, University of Alberta, Edmonton, Alberta, Canada in 1990. He is a Fellow of the American College of Physicians (USA).

Winfred Lee , 48, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society

Yiru Shi , 36, Served as audit manager for Kabani & Co., Inc., Controller at Aroa Marketing, Channel Program Manager at Sun Microsystems and financial analyst at Hewlett Packard China, obtained MBA from University of California, Irvine, Bachelors degrees in Computer Science and International Trade and Business from Beijing Polytechnic University and is a Certified Public Accountant

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

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

Our directors and executive officers have not, during the past five years:

☐	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

☐	been convicted in a criminal proceeding and is not sub ject to a pending criminal proceeding,

☐
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise lim iting his involvement in any type of business, securities, futures, commodities or banking activities; or

☐
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commis sion to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe that our directors, officers and persons who own more than ten percent of a registered class of our equity securities have complied with all applicable Section 16(a) filing requirements..

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

Summary Compensation Table

The following is a summary of the compensation we paid for each of the two years ended June 30, 2009, and 2008, respectively (i) to the person who acted as our principal executive officer during our fiscal year ended June 30, 2009 and (ii) to the former employee who received compensation in excess of $100,000 for one of these years . None of our other executive officers received compensation in excess of $100,000 for any of these two years.

Name and Principal Position	Year	Salary($)	Bonus($)	StockAwards($)	Option Awards($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($ )	All Other Compension ($)	Total ($)

Qingtai Liu (1)	2009	120,000	—	—	—	—	—	—	120,000
	2008	133,714	—	—	96,253	—	—	—	229,967

Yiru Shi (2)	2009	108,000	—	—	—	—	—	—	108,000
	2008	22,500	—	—	—	—	—	—	22,500

Yizhao Zhang (3)	2009	—	—	—	—	—	—	—	—
	2008	105,500	—	—	77,003	—	—	—	185,503

(1)	Chairman and Chief Executive Officer (Principal Executive Officer).

(2)	Ms. Shi joined us as our Chief Financial Officer in May 2008.

(3)	Mr. Zhang joined us as our Chief Financial Officer in May 2007 and resigned in May 2008.

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

 Outstanding Equity Awards at 2009 Fiscal Year End

As of June 30, 2009, there are 660,000 shares of options outstanding.

Equity Compensation Plan Information at June 30, 2009

The following table sets forth information as of June 30, 2009 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding equity awards($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan.	—		—

Equity compensation plans not approved by security holders Issuances of non-qualified options to employees	660,000	$3.34	1,340,000

Total	660,000	$3.34	1,340,000

Option Exercises and Stock Vested in Fiscal 2009.

There were no option exercises or stock vested in 2009.

Employment Agreements

We have employment agreements with Qingtai, Liu, our chief executive officer, and with Yiru (Melody) Shi, our Chief Financial Officer.

Compensation of Directors.

Our current non-executive directors are compensated for all services they perform as directors , including attendance at Board of Directors meetings and service as members of committees of the Board of Directors to which they are appointed. Executive officers are not compensated for services they perform as directors of the Company. The details of such compensation are:

☐	annual compensation of $15,000;

☐	additional annual compensation of $15,000 if the director serves as the Chairman of the Audit Committee; and

☐	we may also grant the non-executive directors certain options to purchase our shares, the amount a nd terms of which shall be determined by the Board of Directors.

The non-executive directors are also reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and the Company’s top three most highly compensated officers and (iv) all executive officers and directors as a group as of June 30, 2009.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (4)

Qingtai Liu (3)

Chief Executive officer and President

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	Common Stock	7,378,025	38.49%

Yiru Shi (3)

Chief Financial Officer

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Yongqiang Wang (3)

director

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Chris Wenbing Wang (3)

director

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Winfred Lee (3)

director

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Changxin Li (3)

director

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

China Private Equity Partners Co., Limited

15 Church Street, Alpine, NJ 07620 Common Stock	Common Stock	1,025,000	5.35%

Pope Investments LLC

5150 Poplar Avenue, Suite 805, Memphis, TN 38137	Common Stock	2,650,000	13.82%

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

(4) Based on 19,169,805 shares of common stock issued and outstanding on June 30, 2009. In addition, in determining the percent of common stock owned by a person on June 30, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on June 30, 2009, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

Weifang Shengtai owned a 30% interest in Changle Shengshi as of June 30, 2004. On April 12, 2005, its percentage ownership in Changle Shengshi was diluted from 30% to 20% due to an additional investment into Changle Shengshi from another party. Changle Shengshi has a registered capital of approximately $10,800,000. Weifang Shengtai invested approximately $2,200,000 towards its registered capital, which accounts for a 20% share of Changle Shengshi’s stock. As of June 30, 2009, total investment of approximately $3,944,807 represents 20% of Changle Shengshi’s paid-in capital, which includes earnings on equity investment.

As an investor and shareholder of Changle Shengshi, Weifang Shengtai enjoys a preferential discount of 19.7% off the market price of electricity supplied by the plant to Weifang Shengtai. The intercompany profits were eliminated on our financial statements.

Weifang Shengtai had a total of $437,112, and $714,776 of accounts payable and accrued liabilities to Changle Shengshi at June 30, 2009, and 2008, respectively. The utilities expenses amounted to $8,612,090, and $9,851,833, for the years ending June 30, 2009, and 2008, respectively.

The Company loaned money to Changle Shengshi and entered into a loan contract as follows:

	June 30, 2009	June 30, 2008
Due on September 14, 2009, unsecured, 7.6% interest rate per annum	$439,500	$437,700
Total	$439,500	$437,700

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our current principal accountants, Moore Stephens Wurth Frazer and Torbet, LLP for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	Fiscal 2009	Fiscal 2008 (3)
Audit Fees (1)	$202,150	$145,000
Audit-Related Fees	—	—
Tax Fees (2)	8,000	5,000
All Other Fees	—	—
Total	$210,150	$150,000

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

(3)
In our Annual Report on Form 10-KSB filed on March 27, 2007, we reported that our Board of Directors, pursuant to our Bylaws, approve d a change in our fiscal year end from December 31 to June 30. Disclosure of the fees billed by our current accountants, Moore Stephens Wurth Frazer and Torbet, LLP is for the fiscal year ended June 30, 2008.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shengtai Pharmaceutical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shengtai Pharmaceutical, Inc. and Subsidiaries (the “Company”) as of June, 2009 and 2008, and the related consolidated statements of operations and other comprehensive  income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2009. Shengtai Pharmaceutical, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengtai Pharmaceutical, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Brea, California
September 28, 2009

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,779,476	$3,405,606
Restricted cash	31,730,382	6,763,500
Accounts receivable, net of allowance for doubtful accounts of $946,207
and $440,701 as of June 30, 2009 and 2008, respectively	6,922,982	7,614,236
Notes receivable	1,074,011	458,630
Other receivables	79,598	691,215
Loan to related party	439,500	-
Inventories	6,215,707	5,039,278
Prepayments	211,793	310,381
Total current assets	48,453,449	24,282,846

PLANT AND EQUIPMENT, net	69,380,016	69,943,021

OTHER ASSETS:
Investment in unconsolidated affiliate	3,952,310	3,607,912
Loan to related party - non-current	-	437,700
Intangible assets, net	3,145,590	3,042,183
Total other assets	7,097,900	7,087,795

Total assets	$124,931,365	$101,313,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,737,156	$7,669,728
Accounts payable - related party	437,112	714,776
Short term bank loans	25,637,500	22,658,270
Notes payable - banks	35,218,600	10,942,500
Accrued liabilities	233,110	261,187
Other payable	424,341	317,058
Employee loans	730,502	1,382,287
Employee loan - officer	248,415	53,605
Third party loan	248,336	640,228
Customer deposits	1,906,177	1,229,322
Taxes payable	2,066,878	4,631,252
Long term loan - current maturities	2,447,783	1,404,051
Total current liabilities	74,335,910	51,904,264

Other payable - noncurrent	5,642,556	2,653,995

Total liabilities	79,978,466	54,558,259

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,169,805 and 19,094,805 shares issued and outstanding
as of June 30, 2009 and 2008, respectively	19,170	19,095
Paid-in capital	20,623,655	19,987,708
Statutory reserves	2,894,902	2,894,902
Retained earnings	16,472,689	19,136,577
Accumulated other comprehensive income	4,942,483	4,717,121
Total shareholders' equity	44,952,899	46,755,403

Total liabilities and shareholders' equity	$124,931,365	$101,313,662

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

SALES REVENUE, net	$73,321,862	$90,871,223

COST OF SALES	65,799,486	70,613,757

GROSS PROFIT	7,522,376	20,257,466

RESEARCH AND DEVELOPMENT EXPENSE	365,689	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,607,560	7,390,623

INCOME (LOSS) FROM OPERATIONS	(1,450,873)	12,866,843

OTHER (EXPENSE) INCOME:
Equity in income of unconsolidated affiliate	251,539	272,239
Other income	695,728	584,749
Other expense	(357,407)	(391,858)
Interest expense and other charges	(1,945,778)	(2,447,608)
Interest income	142,903	171,948
Other expense, net	(1,213,015)	(1,810,530)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,663,888)	11,056,313

PROVISION FOR INCOME TAXES	-	645,988

NET INCOME (LOSS)	(2,663,888)	10,410,325

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	225,362	3,890,123

COMPREHENSIVE INCOME (LOSS)	$(2,438,526)	$14,300,448

EARNINGS (LOSS) PER SHARE
Basic	$(0.14)	$0.55
Diluted	$(0.14)	$0.52

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,139,394	18,993,789
Diluted	19,139,394	19,874,486

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common stock			Retained earnings		Accumulated other
			Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Totals
BALANCE, June 30, 2007	18,875,000	$18,875	$19,163,549	$1,735,484	$9,885,670	$826,998	$31,630,576

Exercised warrants	219,805	220	506,523				506,743
Option issued to employees			317,636				317,636
Net income					10,410,325		10,410,325
Adjustment to statutory reserve				1,159,418	(1,159,418)		-
Foreign currency translation adjustments						3,890,123	3,890,123

BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$2,894,902	$19,136,577	$4,717,121	$46,755,403

Option issued to employees			635,272				635,272
Exercise of warrants	75,000	75	675				750
Net income					(2,663,888)		(2,663,888)
Adjustment to statutory reserve						-	-
Foreign currency translation adjustments						225,362	225,362

BALANCE, June 30, 2009	19,169,805	$19,170	$20,623,655	$2,894,902	$16,472,689	$4,942,483	$44,952,899

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,663,888)	$10,410,325
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation	5,588,306	2,964,678
Amortization	53,963	57,254
Bad debt expense	503,693	93,557
Stock option expense	635,272	317,636
(Gain) loss on building and equipment disposal	160,233	(169,726)
Gain on disposal of land use right	(530,509)	-
Equity in income of unconsolidated investment	(329,562)	(603,261)
Amortization of discount on installment payment for purchase of equipment	638,245	822,102
Amortization of discount on capital lease obligation	530,864	-
Changes in operating assets and liabilities:
Accounts receivable	218,874	(1,127,048)
Notes receivable	(613,496)	(2,274,840)
Other receivables	614,460	1,994,157
Inventories	(1,155,705)	(304,476)
Prepayments	99,428	(165,981)
Accounts payable	(2,964,113)	(7,730,549)
Accounts payable - related party	(280,603)	(320,156)
Accrued liabilities	(28,923)	(781,690)
Other payable	148,284	185,488
Customer deposit	671,213	(74,646)
Taxes payable	(2,583,421)	2,201,518
Net cash (used in) provided by operating activities	(1,287,385)	5,494,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from building and equipment disposal	5,173,910	139,163
Acquisition of plant and equipment	(4,944,308)	(14,517,157)
Proceeds from disposal of land use right	879,000	-
Acquisition of intangible assets	(493,350)	(296,893)
Repayments on loan to related party	-	4,590,136
Installment payment on equipment purchase	(2,048,070)	(1,913,875)
Net cash used in investing activities	(1,432,818)	(11,998,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(24,939,882)	(524,140)
Borrowings on notes payable - banks	43,276,100	11,703,650
Principal payments on notes payable - banks	(19,045,000)	(10,739,820)
Borrowings on short term loans	27,102,500	21,383,257
Principal payments on short term loans	(24,216,450)	(19,758,515)
Borrowings on employee loans	35,772	1,458,353
Principal payments on employee loans	(693,242)	(778,444)
Borrowings on employee loan - officer	194,611	53,605
Borrowings on third party loan	38,179	3,139,855
Principal payments on third party loan	(432,704)	(2,868,909)
Principal payments on long term loan	-	(399,301)
Proceeds from issuance of common stock	-	506,743
Cash proceeds from warrants exercised	750	-
Payment on capital lease obligation	(232,935)	-
Net cash provided by financing activities	1,087,699	3,176,334

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	6,374	313,117

DECREASE IN CASH	(1,626,130)	(3,014,833)

CASH, beginning of year	3,405,606	6,420,439

CASH, end of year	$1,779,476	$3,405,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$1,674,768	$1,901,531
Cash paid for income taxes	$1,134,656	$14,809
Non-cash investing and financing activities -
Acquisition of land use right in exchange for other receivable	$-	$692,304
Acquisition of plant and equipment through assets other than plant and equipment	$-	$3,366,350
Reclassification of advances on equipment purchase to plant and equipment upon receipt of purchase	$-	$7,793,173
Acquisition of plant and equipment through liabilities	$-	$12,141,833
Acquisition of equipment through capital lease	$5,127,500	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical Inc. and Subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc. (“SHI”), incorporated in the State of New Jersey, and Weifang Shengtai Pharmaceutical Co., Ltd. (“Weifang Shengtai”), incorporated in Shandong Province, PRC.

 Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied. All material inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying values of accounts receivable and inventory. Actual results could be materially different from these estimates upon which the carrying values were based.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company uses the Chinese Renminbi (“RMB”) as its functional currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

See report of independent registered public accounting firm.

Assets and liabilities were translated at 6.83 RMB and 6.85 RMB to $1.00 at June 30, 2009 and 2008, respectively. The average translation rates applied to consolidated statements of operations and cash flows for the years ended June 30, 2009 and 2008 were 6.83 RMB, and 7.26 RMB to $1.00 U.S. dollar, respectively.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. We allow our customers to return products only if our product is later determined by us to be ineffective. Based on our historical experience, product returns have been insignificant throughout all of our product lines. Therefore, we do not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

 Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. For the years ended June 30, 2009, and 2008, shipping and handling costs amounted to $3,047,289, and $3,097,843 respectively.

Research and development

Research and development costs are expensed as incurred.  These costs consist primarily of cost of materials used and salaries paid for the development of the Company’s products. Research and development costs amounted to $365,689 and $0 for the years ended June 30, 2009 and 2008 respectively.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires disclosure of the fair value of those instruments. SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

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

See report of independent registered public accounting firm.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS 123R, “Share Based Payment.” The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2009 and 2008:

	2009	2008
N Net income (loss) for earnings per share	$(2,663,888)	$10,410,325

Weighted average shares used in basic computation	19,139,394	18,993,789
Diluted effect of warrants	-	880,697
Weighted average shares used in diluted computation	19,139,394	19,874,486

Earnings (loss) per share:
Basic	$(0.14)	$0.55
Diluted	$(0.14)	$0.52

At June 30, 2009, no warrants or stock options were included the calculation of diluted earnings per share due to the Company incurring a net loss for the year. At June 30, 2008, all outstanding warrants were included in the calculation of diluted earnings per share.

See report of independent registered public accounting firm.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company, through its bank agreement (See Note 6 - Notes payable - banks), is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $31,730,382 and $6,763,500 as of June 30, 2009 and 2008, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement by and among Shengtai Holding, Inc., West Coast Car Company, Chinamerica Fund LLP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of June 30, 2009 and June 30, 2008, the undisbursed amounts were $203,582 and $198,000, respectively, and these are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Each quarter, management reviews its accounts receivable to identify collectability with specific customers in order to estimate the allowance for potentially uncollectible amounts. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have a material impact on collections and the Company’s estimation process. Accounts receivable are charged off against allowances after collection efforts prove unsuccessful. Subsequent cash recoveries are recognized as income in the period when they occur.

The activities in the allowance for doubtful accounts for trade accounts receivable is as follows for the years ended June 30, 2009 and 2008:

	2009	2008
Beginning allowance for doubtful accounts	$440,701	$431,178
Additions charged to bad debt expense	503,693	93,557
Write-off charged against allowance	–	(129,130)
Foreign currency translation adjustments	1,813	45,096
Ending allowance for doubtful accounts	$946,207	$440,701

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

See report of independent registered public accounting firm.

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2009 and 2008, the Company’s bank balances including restricted cash exceeded government insured limits by approximately $32,880,229 and $10,175,000, respectively. The Company has not experienced nonperformance by these institutions.

The Company’s concentrations of credit risk also relate to trade accounts receivable and accounts payable. There were no customers that individually comprised 10% or more of the revenues for the years ended June 30, 2009 and 2008, or trade accounts receivable as of June 30, 2009, and 2008. There were no vendors that individually comprised 10% or more of the Company’s total purchase for the year ended June 30, 2009. For the year ended June 30, 2008, two vendors accounted for approximately 23% of the Company’s total purchases. As of June 30, 2008, accounts payable for these vendors amounted to $362,807.

For export sales, management frequently requires significant down payments or letter of credit prior to shipment. For these sales, the Company maintains export credit insurance to protect against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the years ended June 30, 2009, and 2008, concerning the Company’s revenues based on geographic area:

	2009	2008
Revenue
China	$63,358,429	$81,160,283
International	9,963,433	9,710,940
Total	$73,321,862	$90,871,223

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following as of June 30, 2009 and 2008:

	2009	2008
Raw materials	$1,523,654	$1,409,577
Work-in-progress	1,709,595	1,688,161
Finished goods	2,982,458	1,941,540
Total	$6,215,707	$5,039,278

The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of June 30, 2009 and 2008, the Company determined that no reserves were necessary.

See report of independent registered public accounting firm.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, additional contributions made and distributions received, and amortization of basis differences. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:
	June 30, 2009	June 30, 2008

Land use rights	$3,346,110	$3,688,326
Less: accumulated amortization	(206,407)	(652,761)
Land use rights, net	3,139,703	3,035,565

Software	7,325	7,325
Less: accumulated amortization	(1,438)	(707)
Software, net	5,887	6,618
Total intangible assets, net	$3,145,590	$3,042,183

Intangible assets are primarily comprised of land use rights. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2007, the Company acquired various land use rights for approximately $2,243,000. The Company obtained another land use right in July 2007 for approximately $314,000. In May 2008, the Company paid approximately $734,000 to a local government which enabled the land use right to be classified from industrial use to commercial use. From July 2008 to June 2009, the Company incurred additional costs relating to various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

See report of independent registered public accounting firm.

In April 2009, the Company sold a land use right. At the time of the sale, the net book value of the land use right was $348,491, and the sale price for the land use right was $879,000, for a gain of approximately $530,509. As of June 30, 2009, total proceeds had been received.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company determined that there had been no impairment. For the years ended June 30, 2009 and 2008, amortization expense relating to these intangible assets amounted to $53,963 and $57,254 respectively.

The following table consists of the expected amortization expenses for the next five years and thereafter:
Amount
Years ending June 30,
2010	$54,000
2011	54,000
2012	54,000
2013	54,000
2014	54,000
Thereafter	2,875,590
Total	$3,145,590

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” under the asset and liability method, and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of June 30, 2009 and 2008, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2009 and 2008.

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

See report of independent registered public accounting firm.

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

 Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price, however, for the Company’s corn plumules products, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $9,888,662 and $9,189,800 respectively, for the year ended June 30, 2009. For the year ended June 30, 2008, VAT on sales and VAT on purchases amounted to $13,794,406 and $9,840,077, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

Recent accounting pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). Management is currently evaluating the impact of adoption of EITF 07-5 on the accounting for related warrants transactions.

See report of independent registered public accounting firm.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolodated financial position or results of operations for the year ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company has determined that this new FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company has determined that this new FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

See report of independent registered public accounting firm.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  Management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated. SFAS No. 165 was adopted for the year ended June 30, 2009. Subsequent events have been evaluated through September 28, 2009, the date the consolidated financial statements were issued as further discussed in EITF Topic No. D-86.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the previously reported net income or cash flows.

Note 3 - Plant and equipment

Plant and equipment consist of the following at June 30, 2009 and 2008:

See report of independent registered public accounting firm.

	2009	2008
Buildings and improvements	$21,612,750	$6,343,954
Machinery and equipment	62,209,134	37,239,847
Automobile facilities	519,560	562,039
Electronic equipment	446,399	368,550
Construction-in-progress	-	36,373,688
Total	84,787,843	80,888,078
Accumulated depreciation	(15,407,827)	(10,945,057)
Plant and equipment, net	$69,380,016	$69,943,021

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the years ended June 30, 2009 and 2008 amounted to $5,588,306 and $2,964,678 respectively. Interest costs totaling $1,205,040 and $598,953 were capitalized into construction-in-progress for the years ended June 30, 2009 and 2008, respectively.

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

Summarized financial information of Changle Shengshi is as follows as of June 30, 2009 and 2008:

	2009	2008
Current assets	$12,116,940	$14,117,813
Non-current assets	34,455,506	27,231,806
Total assets	46,572,446	41,349,619

Current liabilities	24,818,492	20,333,700
Non-current liabilities	1,992,400	2,976,360
Shareholders' equity	19,761,554	18,039,559
Total liabilities and shareholders' equity	$46,572,446	$41,349,619

 Summarized financial information of Changle Shengshi is as follows for the years ended June 30, 2009, and 2008:

	2009	2008
Net sales	$43,607,856	$31,653,752
Gross profit	4,449,815	6,247,654
Income before taxes	2,187,939	4,571,573
Net income	$1,647,808	$3,016,305

Company’s share of income	329,562	603,261
Elimination of intercompany profit	(78,023)	(331,022)
Company's share of net income	$251,539	$272,239

See report of independent registered public accounting firm.

Note 5 - Related party transactions

The Company’s utilities are partially provided by Changle Shengshi. (See Note 4). As of June 30, 2009 and 2008, the Company’s accounts payable due to Changle Shengshi was $437,112 and $714,776, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s utilities expense amounted to approximately $8,612,090, and $9,852,000 for the years ended June 30, 2009, and 2008 respectively.

As of June 30, 2009 and 2008, the Company’s receivables from a loan contract with Changle Shengshi were as follows:

	June 30, 2009	June 30, 2008
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$439,500	$437,700

Total	$439,500	$437,700

This amount was not collected as of June 30, 2009. The Company has the right to apply the balance to the future utilities purchases from this party.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. As of June 30, 2009 and 2008, the Company’s short term bank loans consisted of the following:

	2009	2008
Loans from Bank of China, due various dates from January 2009 to June 2010; monthly interest only payments; interest rates ranging from 5.0445% to 5.31% per annum, secured by certain properties.	$13,185,000	$13,656,240

Loans from Industrial and Commercial Bank of China, due various dates from January 2009 to April 2010; monthly interest only payments; interest rates are 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	6,592,500	3,895,530

Loan from Agriculture Bank of China, due June 2010; monthly interest only payments; interest rate of 5.841% per annum, guaranteed by an unrelated third party, unsecured	2,930,000	2,188,500

Loan from Xingye Bank, due October 2009; monthly interest only payments; interest rate of 7.9695% per annum, guaranteed by an unrelated third party, unsecured.	1,465,000	-

Loan from Commercial Bank, fully paid in June 2009	-	1,459,000

Loan from ShangHai PuDong Development Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	1,465,000	1,459,000

Total	$25,637,500	$22,658,270

See report of independent registered public accounting firm.

The loans from Bank of China and Commercial Bank of China are secured by buildings and improvements, and land use rights with carrying values as follows:

June 30, 2009
Buildings and improvements	$16,712,192

Land use rights	2,580,495
Total	$19,292,687

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. As of June 30, 2009 and 2008, the Company’s notes payables consisted of the following:

	2009	2008
China Agriculture Bank, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$1,465,000	$-
Shanghai PuDong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,465,000	-
Bank of China, due on various dates from November 2009 to April 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	23,440,000	729,500
Industrial and Commercial Bank of China, due on various dates from August to October 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	7,383,600	4,377,000
Industrial and Commercial Bank of China, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,465,000	-
Shenzhen Development Bank, fully paid in December 2008.	-	4,377,000
Shenzhen Development Bank, fully paid in December 2008.	-	1,459,000
Total	$35,218,600	$10,942,500

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $730,502 and $1,382,287 as of June 30, 2009 and June 30, 2008, respectively. Interest expense related to these loans amounted to $107,503 and $105,672 for the years ended June 30, 2009, and 2008, respectively.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, The Company’s CEO and President for cash flow purposes of the Company. The loan does not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $248,415 and $53,605 as of June 30, 2009 and June 30, 2008, respectively. Interest expense related this loan was de minimis for the years ended June 30, 2009 and 2008.

See report of independent registered public accounting firm.

Third party loan

From time to time, the Company borrows money from an unrelated individual for use in operations. The loan does not require collateral. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The principal is due upon demand. Balance on this loan as of June 30, 2009 and 2008 was $248,336 and $640,228, respectively. Interest expense related this loan was de minimis for the years ended June 30, 2009 and 2008.

Interest

Total interest expense, net of capitalized interest, for the years ended June 30, 2009, and 2008 on all debt, amounted to $1,545,720 and $1,901,531 respectively. Interest capitalized into construction-in-progress totaled $1,205,040 and $598,953 for the years ended June 30, 2009 and 2008, respectively.

Note 7 - Income taxes

Before January 1, 2008, the Company is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises (“FIEs”) and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”). Under the Income Tax Laws, FIEs are generally subject to an effective income tax of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first two years from September 2004 to August 2006, and 50% exemption for three years from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered it with a special income tax rate of 24%. With the approval of the local government, the Company is subject to income taxes at a reduced rate of 12% from September 2006 to August 2009, after the two-year 24% exemption for income taxes until its exemption and reduction periods expire in August 2009.

Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Investment Enterprises.

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

See report of independent registered public accounting firm.

For the years ended June 30, 2009 and 2008 provision for income taxes was $0, and $645,988 respectively,

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:
	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	29.0
China income tax exemption	(13.0)	(17.0)
Other items (a)	(12.0)	(6.0)

Applicable income tax rate	(0.0)%	6.0%

(a)  For the year ended June 30, 2009, the Company incurred losses before income taxes and therefore no provision for income taxes are recorded.  For year ended June 30, 2008, the Company’s effective tax rate was 12.0%.  The Company received special tax credits from the local government due to government enforced regulation.  In addition, income before income taxes includes losses from non-Chinese entities, which are not deductible.  After excluding the special tax credits and adjusting the non-Chinese entities losses, the Company’s effective rate was equivalent to the effective rate in China.

The estimated tax savings due to the tax exemption for the years ended June 30, 2009 and 2008 amounted to $0, and $1,468,820 respectively. The net effect on basic earnings per share if income taxes had been applied would decrease basic earnings per share for the years ended June 30, 2009 and 2008 by $0.00 and $0.08, respectively. The net effect on diluted earnings per share if income taxes had been applied would decrease diluted earnings per share for the years ended June 30, 2009 and 2008 by $0.00 and $0.07 respectively.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and have incurred estimated accumulated net operating losses of $2,041,765 as of June 30, 2009 and $673,212 for income tax purposes for the year ended June 30, 2009 respectively.  The estimated net operating loss carry forwards for United States income taxes amounted to $694,197 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended June 30, 2009 was $228,892 and the valuation allowance as of June 30, 2009 amounted to $694,197.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $21,355,907 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following as of June 30, 2009 and 2008:

See report of independent registered public accounting firm.

	2009	2008
VAT payable	$1,622,859	$3,049,000
Individual income tax withheld	423	767
Income tax payable	387,299	1,518,278
Housing property tax payable	10,098	9,903
Others	46,199	53,304
Total taxes payable	$2,066,878	$4,631,252

Note 8 - Shareholders’ equity

Stock issuance

For the years ended June 30, 2009 and 2008, 75,000 and 219,805 share of warrants were exercised and converted, respectively, to the Company’s common stock.

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the 4,375,000 warrants (“Investor Warrants”) carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company’s shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, total of 194,805 warrants were exercised from three shareholders.

Also in connection with the Share Purchase Agreement, the Company issued 218,750 warrants (“Placement Agent Warrants”) to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering related to the Share Purchase Agreement, the Company issued 75,000 warrants to Chinamerica Fund, LLP and 25,000 warrants to Jeff Jenson (collectively as “Lead Investor Warrants”) to compensate Chinamerica Fund LLP as the lead investor and for Jeff Jenson in assisting in providing the shell of West Coast Car Company. These warrants have the same terms as the Investor Warrants except with an exercise price of $0.01 per share. In June 2008, Jeff Jenson exercised the 25,000 warrants issued to him. In November 2008, Chinamerica Fund, LLP exercised the 75,000 warrants issued to the fund.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2007	4,475,000	4,475,000	$2.54	4.87
Granted	218,750	218,750	2.60	5.00
Forfeited	-	-	-	-
Exercised	219,805	219,805	2.31	-
Outstanding, June 30, 2008	4,473,945	4,473,945	2.54	3.88
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	75,000	75,000	0.01	-
Outstanding, June 30, 2009	4,398,945	4,398,945	$2.60	2.97

See report of independent registered public accounting firm.

Stock options

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

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

The stock option activity was as follows for the year ended June 30, 2009:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2007	—	—	—
Granted	660,00	$3.34	$—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding, June 30, 2008	660,00	3.34	—
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding, June 30, 2009	660,000	$3.34	$—

See report of independent registered public accounting firm.

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	3.87	$3.34	165,000

Compensation expense from stock options recognized for the years ended June 30, 2009 and 2008 was $635,272 and $317,636, respectively. As of June 30, 2009, approximately $952,914 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1.5 years.

Note 9 - Commitments and Contingencies

Guarantees

During the year ended June 30, 2009, the Company guaranteed $7.3 million of short term bank loans for an unrelated party, Shandong Kuangji Group, Inc. (“Shandong Kuangji”). The Company is obligated to perform under the guarantee if Shandong Kuangji fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.0 million including accrued interest. As of June 30, 2009, the Company did not record a liability for the guarantee because Shandong Kuangji is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote. As of June 30, 2009, Shandong Kuangji’s outstanding short term bank loan balance was $7,325,000.

During the year ended June 30, 2009, the Company guaranteed $586,000 short term bank loans and $2.2 million notes payable for an unrelated party, Weifang Yuanli Huagong Inc. (“Yuanli”). The Company is obligated to perform under the guarantee if Yuanli fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $2.8 million including accrued interest. As of June 30, 2009, the Company did not record a liability for the guarantee because management believes Yuanli is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote. As of June 30, 2009, Yuanli’s outstanding short term bank loan balance was $586,000 and outstanding notes payable was $2,197,500.

The Company guaranteed the debt for the unrelated parties because the Company will use other parties to guarantee for the Company's debt from time to time.

Litigation

In the Company’s ordinary course of business, the Company may be subject to certain legal proceedings. After review and consultation with the Company’s legal counsel, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

See report of independent registered public accounting firm.

Note 10 - Statutory reserves

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

 Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2009 and 2008, the Company transferred $0, and $1,159,418, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As June 30, 2009 the Company had appropriated to the statutory reserve approximately $2,900,000. The Company plans to contribute $4,600,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of June 30, 2009.

Note 11 – Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipment to an unrelated third party for approximately $5,127,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipment for 4 years, with total payments of approximately $8,109,000 The title of the equipment will be transferred back to the Company upon the last payment and after the third party receives a one time payment of $43,950 from the Company. A one time processing fee of $51,275 was paid by the Company related to this lease. A loss of $201,793 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value used as the sale price. The minimum payments for the remaining lease term of 42 months from July 2009 to December 2012 and are as follows.

Total lease payment	$7,875,840
Less imputed interest	2,447,289
Total capital lease obligation as of June 30, 2009	5,428,551
Less current maturity	756,970
Capital lease obligation – long term portion as of June 30, 2009	$4,671,581

See report of independent registered public accounting firm.

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the years ended June 30, 2009 and 2008, the Company made contributions in the amounts of $395,354 and $308,399, respectively, to the Company’s retirement plan.

Note 13 - Subsequent events

Short term loans

In August 2009, the Company borrowed $1,025,500 from Industrial and Commercial Bank of China, due May 2010, with monthly interest-only payments and interest rate at 5.841% per annum, secured by certain properties.

In September 2009, the Company borrowed $1,465,000 from Agricultural Bank of China, due September 2010, with monthly interest-only payments and interest rate at 5.841% per annum, secured by an unrelated third party.

Note payable

In August 2009, the Company paid the outstanding amount of $4,395,000 to Industrial and Commercial Bank of China, in satisfaction of its loan terms.

The Company has performed an evaluation of subsequent events through September 28, 2009, which is the date the financial statements were issued.

See report of independent registered public accounting firm.

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

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive	September 28, 2009
Qingtai Liu	Officer) and Director

/s/ Yiru Shi	Chief Financial Officer (Principal Financial and	September 28, 2009
Yiru Shi	Accounting Officer)

/s/ Yongqiang Wang	Director	September 28, 2009
Yongqiang Wang

/s/ Wenbing Christopher Wang	Director	September 28, 2009
Wenbing Christopher Wang

/s/ Changxin Li	Director	September 28, 2009
Changxin Li

/s/ Winfred Lee	Director	September 28, 2009
Winfred Lee