Form 10-Q
period 2009-09-30
Shengtai Pharmaceutical, Inc.
filed 2009-11-16
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51312

SHENGTAI PHARMACEUTICAL, INC.
 (Exact name of registrant as specified in its charter)

Delaware	54-2155579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Changda Road East, Development District, Changle County, Shandong, The People’s Republic of China	262400
(Address of principal executive offices)	(Zip Code)

011-86-536-6295802
(Registrant’s telephone number, including area code)

___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 31, 2009, there are 19,169,805  shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
UNIVERSAL TRAVEL GROUP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009
(UNAUDITED)

	SEPTEMBER 30,	JUNE 30,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash	$3,010,429	$1,779,476
Restricted cash	9,769,193	31,730,382
Accounts receivable, net of allowance for doubtful accounts of $946,852	6,952,207	6,922,982
Notes receivable	2,161,298	1,074,011
Other receivables	139,277	79,598
Loan to related party	440,100	439,500
Inventories	7,164,005	6,215,707
Prepayments	417,676	211,793
Total current assets	30,054,185	48,453,449

PLANT AND EQUIPMENT, net	69,649,137	69,380,016

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	4,197,043	3,952,310
Intangible assets - land use right, net of accumulated amortization	3,179,403	3,145,590
Total other assets	7,376,446	7,097,900

Total assets	$107,079,767	$124,931,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,849,985	$4,737,156
Accounts payable and accrued liabilities - related party	589,590	437,112
Notes payable - banks	13,261,680	35,218,600
Short term loans	29,633,400	25,637,500
Accrued liabilities	209,238	233,110
Other payable	620,639	424,341
Employee loans	519,720	730,502
Other payable - officer	248,747	248,415
Third party loan	-	248,336
Customer deposit	2,569,718	1,906,177
Taxes payable	2,093,187	2,066,878
Long term loan-current matunties	2,566,367	2,447,783
Total current liabilities	56,162,271	74,335,910

LONG TERM LIABILITIES
Other payable - noncurrent	4,960,643	5,642,556
Total long term liabilities	4,960,643	5,642,556

Total liabilities	61,122,915	79,978,466

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,169,805 shares issued and outstanding	19,170	19,170
Additional paid-in capital	20,782,473	20,623,655
Statutory reserves	3,017,173	2,894,902
Retained earnings	17,134,251	16,472,689
Accumulated other comprehensive income	5,003,785	4,942,483
Total shareholders' equity	45,956,852	44,952,899

Total liabilities and shareholders' equity	$107,079,767	$124,931,365

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
NET SALES	$23,127,057	$18,123,728

COST OF SALES	19,805,701	14,931,187

GROSS PROFIT	3,321,356	3,192,541

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,084,689	2,429,790

INCOME FROM OPERATIONS	1,236,667	762,751

OTHER (EXPENSE) INCOME:
Earnings on equity investment	146,146	1,851
Non-operating income	223,591	11,869
Non-operating expense	(7,270)	(8,910)
Interest expense and other charges	(728,786)	(21,839)
Interest income	1,382	17,293
Other income (expense), net	(364,936)	264

INCOME BEFORE PROVISION FOR INCOME TAXES	871,731	763,015

PROVISION FOR INCOME TAXES	87,897	133,219

NET INCOME	783,833	629,796

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	61,302	164,273

COMPREHENSIVE INCOME	$845,135	$794,069

EARNINGS PER SHARE
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,169,805	19,094,805
Diluted	19,169,805	19,353,448

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$783,833	$629,796
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,918,362	951,659
Amortization	13,907	13,051
Allowance for bad debts	(646)	226,911
Share based compensation to employees	158,818	158,818
Gain on disposal of land use right	(739)	-
Earnings on equity investment	(146,146)	(1,851)
Change in operating assets and liabilities:
Accounts receivable	(19,117)	2,220,604
Notes receivable	(1,085,154)	(685,757)
Other receivables	(59,533)	(10,957)
Inventories	(1,032,279)	426,432
Prepayments	(205,488)	175,061
Deferred assets	-	(58,966)
Accounts payable	(885,086)	(1,069,660)
Accrued liabilities	(24,153)	535,069
Accounts payable - related party	143,788	(727,816)
Other payable	586,245	324,266
Customer deposit	660,533	606,375
Taxes payable	23,473	(742,003)
Net cash provided by operating activities	830,620	2,971,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase plant and equipment	(2,094,456)	(1,723,339)
Proceeds from equipment disposal	2,535	-
Acquisition of land use right	(43,407)	-
Lease payments for equipment purchase	(448,627)	(508,720)
Net cash used in investing activities	(2,583,954)	(2,232,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	21,990,729	1,211,722
Borrowings on notes payable - banks	2,932,200	1,961,626
Payments on notes payable - banks	(24,923,700)	(4,391,700)
Borrowings on short term loans	3,958,470	1,463,900
Payments on short term loans	-	(2,444,713)
Borrowings on employee loans	14,661	201,287
Payments on employee loans	(226,310)	(293,128)
Borrowings on third party loan	83,193	-
Payments on third party loan	(331,715)	(279,634)
Payment on capital lease obligation	(516,026)	-
Net cash provided by provided by (used in) financing activities	2,981,502	(2,570,640)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,785	47,732

INCREASE (DECREASE) IN CASH	1,230,953	(1,783,935)

CASH, beginning of period	1,779,476	3,405,606

CASH, end of period	$3,010,429	$1,621,671

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$820,759	$-
Cash paid for Income taxes	$-	$731,950
Non-cash investing and financing activities -
Acquisition of plant and equipment through advances on plant and equipments purchase	$-	$1,093,496

Acquisition of plant and equipment in exchange for note receivable	$-	$327,638

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2009

	Common stock			Retained earnings		Accumulated other
	Shares	Par value	Paid-in capital	Statutory reserves	Unrestricted	comprehensive income	Totals
BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$2,894,902	$19,136,577	$4,717,121	$46,755,403

Option issued to employees	-	-	635,272	-	-	-	635,272
New shares issuance for warrants exchange	75,000	75	675	-	-	-	750
Net income	-	-	-	-	(2,663,888)	-	(2,663,888)
Adjustment to statutory reserve	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	225,362	225,362

BALANCE, June 30, 2009	19,169,805	19,170	20,623,655	2,894,902	16,472,689	4,942,483	44,952,899

Option issued to employees	-	-	158,818	-	-	-	158,818
Net income	-	-	-	-	783,833	-	783,833
Adjustment to statutory reserve	-	-	-	122,271	(122,271)	-	-
Foreign currency translation adjustments	-	-	-	-	-	61,302	61,302

BALANCE, September 30, 2009	19,169,805	$19,170	$20,782,473	$3,017,173	$17,134,251	$5,003,785	$45,956,852

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Note 2 - Summary of significant accounting policies

The consolidated financial statements of Shengtai Pharmaceutical Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc. (‘SHI”) and Weifang Shengtai Pharmaceutical Co., Ltd (“Weifang Shengtai”). The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K. The results of the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2010.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi (“RMB”) as its functional currency. In accordance with ASC 830 (Originally issued Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,”) results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.82 RMB and 6.83 RMB to $1.00 at September 30, 2009 and June 30, 2009, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the three months ended September 30, 2009 and 2008 were 6.83 RMB and 6.84 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $1,149,964 and $779,336 for the three months ended September 30, 2009 and 2008, respectively.

Financial instruments

Pursuant to ASC 825 (Originally issued SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (Originally issued SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 (Originally issued SFAS 157).

Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718 (Originally issued SFAS 123R, “Share Based Payment.”) The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718 (Originally issued SFAS 123R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC 260 (Originally issued SFAS No. 128 (“SFAS 128”), "Earnings Per Share.") ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share:

	Three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net income for earnings per share	$783,833	$629,796

Weighted average shares used in basic computation	19,169,805	19,094,805

Diluted effect of warrants	-	258,643

Weighted average shares used in diluted computation	19,169,805	19,353,448

Earnings per share

Basic	$0.04	$0.03

Diluted	$0.04	$0.03

At September 30, 2009, no warrants or stock options were included the calculation of diluted earnings per share because there are no diluted effects for the three months ended September 30, 2009. At September 30, 2008, 4,473,945 shares of outstanding warrants were included in the three months ended September 30, 2008 calculation of diluted earnings per share and 660,000 shares of outstanding stock options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of September 30, 2009 and June 30, 2009, these amounts totaled $9,769,193 and $31,730,382, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed until certain criteria are met. As of September 30, 2009 and June 30, 2009, the amount not disbursed was $204,353 and $203,582, respectively, and these are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests.   Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The allowance for doubtful accounts amounted to $946,852 and $946,207 as of September 30, 2009 and June 30, 2009, respectively.

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2009 and June 30, 2009, the Company’s bank balances exceeded government insured limits or not covered by insurance by approximately $12,277,373 and $32,880,229, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. For the three months ended September 30, 2009 and 2008, there were no customers that individually comprised 10% or more of the Company’s total revenues. For the three months ended September 30, 2009 and 2008, there were no vendors that individually accounted for over 10% or more of the Company’s total purchases.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three months ended September 30, 2009 and 2008, concerning the Company’s revenues based on geographic area:

Revenue	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

China	$20,039,076	$15,960,750

International	3,087,981	2,162,978

Total	$23,127,057	$18,123,728

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)

Raw materials	$2,152,267	$1,523,654

Work-in-progress	2,294,471	1,709,595

Finished goods	2,717,267	2,982,458

Total	$7,164,005	$6,215,707

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2009, the Company has determined that no reserves are necessary.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Land use rights:	$3,394,113	$3,346,110
Less: accumulated amortization	(220,422)	(206,407)
Land use rights, net	3,173,691	3,139,703

Software	7,335	7,325
Less: accumulated amortization	(1,623)	(1,438)
Software, net	5,712	5,887
Total intangible assets, net	$3,179,403	$3,145,590

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of September 30, 2009. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,688,326. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

In April 2009, the Company sold a land use right. At the time of the sale, the net book value of the land use right was $348,491, and the sale price for the land use right was $879,000, for a gain of approximately $530,509. As of September 30, 2009, total proceeds had been received.

In August 2009, the Company increased one land use right by paying to the government approximately $43,434 for expenses related to processing the land certificate.

Intangible assets are reviewed at least annually, and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company determined that there had been no impairment. Total amortization expense for the three months ended September 30, 2009 and 2008 amounted to $ 13,907 and $13,051 respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended September 30,	Amount
2010	$56,460
2011	56,460
2012	56,460
2013	56,460
2014	56,460
Thereafter	2,897,103
Total	$3,179,403

Income taxes

The Company accounts for income taxes in accordance with ASC 740 (Originally issued SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (Originally issued SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2009 and June 30, 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2009 and June 30, 2009.

ASC 740 (Originally issued FIN 48) clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price, however, for the Company’s corn , the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $2,969,214 and $2,954,912 for the three months ended September 30, 2009, and  $1,884,466 and $2,476,725 for the three months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

Guarantees

From time to time, the Company guarantees the debt of others unrelated to the Company. Pursuant to ASC 460 (Formerly FIN 45, “Guarantor’s Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,”) the Company must record guarantees at the fair value of the expected future payments. However, the Company estimates that it will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies to which the guarantees were made.

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Buildings	$21,655,458	$21,612,750

Machinery and equipment	62,369,049	62,209,134

Automobile facilities	532,113	519,560

Electronic equipment	477,827	446,399

Construction in progress	1,962,542	-

Total	86,996,989	84,787,843

Accumulated depreciation	(17,347,852)	(15,407,827)

Total	$69,649,137	$69,380,016

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $1,918,362 and $951,659, respectively. Interest costs totaling $13,097 and $701,621 was capitalized into construction-in-progress for the three months ended September 30, 2009 and 2008, respectively.

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

Summarized unaudited financial information of Changle Shengshi is as follows:

	September 30,	June 30,
	2009	2009
	(unaudited)	(unaudited)
Current assets	$12,685,584	$12,116,940

Non-current assets	40,081,896	34,455,506

Total assets	52,767,480	46,572,446

Current liabilities	29,560,970	24,818,492

Non-current liabilities	1,995,120	1,992,400

Shareholders' equity	21,211,390	19,761,554

Total liabilities and shareholders' equity	$52,767,480	$46,572,446

Summarized financial information of Changle Shengshi for the three months ended September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008
	(unauditd)	(unaudited)
Net sales	$11,769,984	$10,394,563

Gross profit	$2,178,689	$360,394

Income before taxes	$1,594,598	$14,714

Net income	$1,195,948	$11,035

Percentage of ownership	20%	20%

Company share of income	$239,190	$2,207

Elimination of intercompany profit	93,043	356

Company’s share of net income	$146,146	$1,851

Note 5 - Related party transactions

The Company’s utilities are partially provided by Changle Shengshi (See Note 4). As of September 30, 2009 and June 30, 2009, the Company’s accounts payable due to Changle Shengshi was approximately $589,590 and $437,112, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $4,578,447 and $1,676,331 for the three months ended September 30, 2009 and 2008, respectively.

The Company’s receivables from one loan contract with Changle Shengshi are as follows:

	September 30, 2009	June 30, 2009
	(Unaudited)
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$440,100	$439,500

This amount was not collected as of September 30, 2009. The Company has the right to apply the balance to the future utilities purchases from this party.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Loans from Bank of China, due various dates from January 2010 to June 2010; monthly interest only payments; interest rates ranging from 5.0445% to 5.31% per annum, secured by certain properties.	$13,203,000	$13,185,000

Loans from Industrial and Commercial Bank of China, due various dates from December 2009 to April 2010; monthly interest only payments; interest rates are 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	7,628,400	6,592,500

Loan from Agriculture Bank of China, due from June to September 2010; monthly interest only payments; interest rate of 5.841% per annum, guaranteed by an unrelated third party, unsecured	5,868,000	2,930,000

Loan from Xingye Bank, due October 2009; monthly interest only payments; interest rate of 7.9695% per annum, guaranteed by an unrelated third party, unsecured.	1,467,000	1,465,000

Loan from ShangHai PuDong Development Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	1,467,000	1,465,000

Total	$29,633,400	$25,637,500

 The loans are secured by buildings and improvements, and land use rights with carrying values as follows:

September 30, 2009
Buildings and improvements	$16,712,192

Land use rights	2,580,495
Total	$19,292,687

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
China Agriculture Bank, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$1,467,000	$1,465,000

Shanghai PuDong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,467,000	1,465,000

Bank of China, due on various dates from November 2009 to April 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	5,868,000	23,440,000

Industrial and Commercial Bank of China, due on various dates from August to October 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	4,459,680	7,383,600

Industrial and Commercial Bank of China, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,465,000

Total	$13,261,680	$35,218,600

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $519,720 and $730,502 as of September 30, 2009 and June 30, 2009, respectively. Interest expense related to these loans amounted to $9,349 and $35,233 for the three months ended September 30, 2009, and 2008, respectively.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, The Company’s CEO and President for cash flow purposes of the Company. The loan does not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $248,747 and $248,415 as of September 30, 2009 and June 30, 2009, respectively. Interest expense related this loan was de minimis for the three months ended September 30, 2009, and 2008,respectively.

Third party loan

From time to time, the Company borrows money from an unrelated individual for use in operations. The loan does not require collateral. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The principal is due upon demand. Balance on this loan as of September 30, 2009 and June 30, 2009 was $0 and $248,336, respectively. Interest expense related this loan was de minimis for the three months ended September 30, 2008, and 2009, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, for the three months ended September 30, 2009 and 2008 on all debt, amounted to $728,786 and $21,893, respectively. Interest capitalized into construction-in-progress totaled $13,097 and $701,621 for the three months ended September 30, 2009 and 2008, respectively.

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

The Company’s subsidiary, Weifang Shengtai was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company was subject to a 25% income tax rate pursuant to the new income tax laws. During the three months ended September 30, 2009 and 2008, the provision for income taxes was $87,897 and $133,219, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30:

	2009	2008
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	25.0

China income tax exemption	(4.3)	(13.0)

Total provision for income taxes	20.7%	12.0%

For the three months ended September 30, 2008, the Company’s effective tax rate was 12.0%.  The Company received special tax credits from the local government due to government enforced regulation.  In addition, income before income taxes includes losses from non-Chinese entities, which are not deductible.  After excluding the special tax credits and adjusting the non-Chinese entities losses, the Company’s effective rate was equivalent to the effective rate in China.

The estimated tax savings due to the tax exemption for the three months ended September 30, 2009 and 2008 amounted to $0 and $174,934, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2009 and 2008 by $0.00 and $0.01, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended September 30, 2009 and 2008 by $0.00 and $0.01, respectively.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and have incurred estimated accumulated net operating losses of $2, 200,814 as of September 30, 2009 and $159,058 for income tax purposes for the three months ended September 30, 2009 respectively.  The estimated net operating loss carry forwards for United States income taxes amounted to $748,277 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended September 30, 2009 was $54,080 and the valuation allowance as of September 30, 2009 amounted to $748,277.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $21,455,257 as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
VAT payable	$1,560,608	$1,622,859

Individual income tax withheld	349	423

Income tax payable	475,780	387,299

Housing property tax payable	10,189	10,098

Others	46,261	46,199

Total taxes payable	$2,093,187	$2,066,878

Note 8 - Commitments and Contingent liabilities

Guarantees

As of September 30, 2009, the Company has guaranteed $4.4 million short term loans for an unrelated party, Yuanli Chemical Engineering Inc. (“Yuanli”).

The Company is obligated to perform under the guarantee if Yuanli fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee are about $4.6 million for Yuanli, including accrued interests. The Company did not record a liability for the guarantee because management knows Yuanli is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

Detail of guarantee amount to the unrelated party as of September 30, 2009 is as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,401,000

Total	$4,401,000

Litigation

In the Company’s ordinary course of business, the Company may be subject to certain legal proceedings. After review and consultation with the Company’s legal counsel, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Note 9 - Shareholders’ equity

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the 4,375,000 warrants (“Investor Warrants”) carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company’s shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, a total of 194,805 warrants were exercised from three shareholders.

Also in connection with the Share Purchase Agreement, the Company issued 218,750 warrants (“Placement Agent Warrants”) to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering related to the Share Purchase Agreement, the Company issued 75,000 warrants to Chinamerica Fund, LLP and 25,000 warrants to Jeff Jenson (collectively, the “Lead Investor Warrants”) to compensate Chinamerica Fund LLP as the lead investor and for Jeff Jenson in assisting in providing the shell company, West Coast Car Company. These Lead Investor Warrants have the same terms as the Investor Warrants except that they have an exercise price of $0.01 per share. In June 2008, Jeff Jenson exercised the 25,000 warrants issued to him. In November 2008, Chinamerica Fund, LLP exercised the 75,000 warrants issued to the fund.

All Investor Warrants, Placement Agent Warrants, and Lead Investor Warrants meet the conditions for equity classification pursuant to ASC 815 (Originally issued SFAS No. 133 “Accounting for Derivatives”) and ASC 815 (Originally issued EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	75,000	75,000	0.01	-

Outstanding, June 30, 2009	4,398,945	4,398,945	$2.60	2.97

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, September 30, 2009 (unaudited)	4,398,945	4, 398,945	$2.60	2.72

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

The volatility of the Company’s common stock was estimated by management based on the historical volatility; the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options; and the expected dividend yield was based on the current and expected dividend policy. The fair value of the options was based on the Company’s common stock price on the date the options were granted. ASC 718 (Originally issued SFAS 123R) allows use of the “simplified” method to determine the term when other information is not available. Because the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

  The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	-	-	-

Granted	660,000	$3.34	$-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, June 30, 2009	660,000	$3.34	$-

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, September 30, 2009	660,000	$3.34	$-

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	3.62	$3.34	165,000

Compensation expense from stock options recognized for the three months ended September 30, 2009 and 2008 were both $158,818. As of September 30, 2009, approximately $952,914 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1.5 years.

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2009 and 2008, the Company transferred $122,271 and $0 to this reserve respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of September 30, 2009 the Company had appropriated to the statutory reserve approximately $3,000,000. The Company plans to contribute $4,500,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 – Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipment to an unrelated third party for approximately $5,127,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipment for 4 years, with total payments of approximately $8,109,000 The title of the equipment will be transferred back to the Company upon the last payment and after the third party receives a one time payment of $43,950 from the Company. A one time processing fee of $51,275 was paid by the Company related to this lease. A loss of $201,793 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value used as the sale price. The minimum payments for the remaining lease term of 39 months from October 2009 to December 2012 and are as follows.

Total lease payment	$7,437,690
Less imputed interest	2,177,146
Total capital lease obligation as of September 30, 2009	5,260,544
Less current maturity	652,927
Capital lease obligation – long term portion as of September 30, 2009	$4,607,617

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended September 30, 2009 and 2008, the Company made contributions in the amounts of $87,616 and $135,036, respectively to the Company’s retirement plan.

Note 12 - Subsequent event

Short term loans

In October 2009, the Company paid the outstanding amount of  $1,467,000 to XINGYE Bank of Weifang, in satisfaction of its loan terms.

In October 2009, the Company borrowed $1.4 million from Industrial and Commercial Bank of China, due  August2010; monthly interest only payments; interest rates are 6.372% per annum, secured by certain properties.

Notes payable

In October 2009, the Company paid the outstanding amount of $4,459,680 to Industrial and Commercial Bank of China, in satisfaction of its loan terms.

In October 2009, the Company paid the outstanding amount of $1,467,000 to Agricultral Bank of China, in satisfaction of its loan terms.

In November 2009, the Company paid the outstanding amount of $1,467,000 to  Bank of China, in satisfaction of its loan terms.

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

Overview

We are, through our wholly-owned subsidiary, Shengtai Holding Inc. and its wholly-owned subsidiary in the People’s Republic of China (“PRC”), Weifang Shengtai Pharmaceutical Co., Ltd, a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. Based on our assessment, we believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose with about 40% market share in mainland China. We also manufacture glucose, cornstarch and other products for the food and beverage industry for the Chinese market.

Our cornstarch production facility, which has a maximum capacity to produce 240,000 metric tons of cornstarch per year, was fully completed at the end of October 2007. This facility is located next to our glucose production plants.

During the three months ended September 30, 2009, we produced a total of 45,013 metric tons of cornstarch, of which 29,581 metric tons were used to satisfy our own glucose production needs. The excess cornstarch was or will be then sold to outside customers who are in the pharmaceutical, food and beverage, and industrial industries. The cornstarch sales amounted to $4.645 million and accounted for 20.09% of our total sales revenue for the three months ended September 30, 2009.

Our business can be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Since mid-2007 to September 2008, corn and other food prices climbed at an annual inflation rate of 15% in China. In order to maintain a stable corn price, the Chinese government put restrictions to control the development of industrial use of corn, such as the conversion of corn into ethanol. Also the Chinese government has put its corn reserve into the market to help to maintain the corn price. Since September 2008, in a sharp reversal, corn prices have been decreasing due to large corn harvests. From July 2009, the corn prices have been increasing. Corn prices for the three months ended September 30, 2009 are approximately 4% higher than for the same period last year. Since October 2009, the corn prices started to decrease again due to the harvest of the corn.

We consider these government policies have had and will continue to have mixed effects on our operations. Management believes that stable corn prices will help maintain the availability of our raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may continue to have negative effects on our operations. However, in the three months ended September 30, 2009, our profit margin has fallen from 18% to 14% compared to the same period last year, as discussed below. The principal raw material for glucose is cornstarch. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

At the end of July 2008, we completed construction of a new glucose manufacturing facility to boost our production capacity. At the end of September 2008, the facility passed its GMP inspection. The facility has a production capacity of 120,000 tons. In April 2009, we have transferred our sodium gluconate production line to oral glucose production line with annual production capacity of 12,000 tons. We now have a glucose production capacity of a total 192,000 tons (if necessary, it can be easily expandable to a total of 222,000 tons).

During the three months ended September 30, 2009, we produced a total of 31,294 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $13.507 million, or 58.41% of our revenues.

In addition to our pharmaceutical glucose and cornstarch series of products, we also produce other products such as dextrin, corn embryo, fibers, protein powders, and phytin, which are used for food, beverage and industrial production. The sales revenues generated from these products were $4.974 million, and constituted approximately 21.50% of our total sales revenues for the three months ended September 30, 2009.

Management believes that better living standards in China should lead to higher consumption of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB (USD 123 billion) by 2011 to provide universal primary medical services. Over the next three years, the multi-billion health care investment plan is aimed at expanding the government sponsored medical insurance network to provide accessible and affordable health care coverage to over 90% of the population. Under the plan, each person covered by the system will receive a larger amount of annual subsidy after 2010. The focus of this plan is to provide basic healthcare to more people—not expensive high tech equipment.  This should increase demand for glucose, since it is a very basic and relatively low cost element of healthcare in clinics and hospitals. In addition, the plan will also build hospitals and improve medical services in the rural and under-developed areas. That is to say, more people especially more farmers in China can afford healthcare expenses. At the same time, despite the current deceleration in growth, we believe that the continuing economic growth in China, the rising purchasing power of China’s domestic market, as well as increased public awareness of quality health care products, will be the drivers in the demand for our pharmaceutical glucose products.

We believe that production capacity, product quality, and cost control are key factors in maintaining and improving our competitive position and enhancing our long term competitiveness. As a result, we have been placing emphasis on (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base, and (iv) improvement of our production capacity utilization.

We have a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and then reprocessing of non-conforming products.

At the end of September 2009, as set forth above, our new glucose production facility passed its GMP inspection, and our facilities and many of our products are fully certified for GMP, ISO9001:2000 and HACCP international quality standards, and globally certified HALAL, KOSHER and NON-GMO IP.

Our sales network presently covers almost all provinces of mainland China except the Tibet Autonomous Region. We have three representative offices in Chengdu, Guangzhou, and Nanchang to strengthen our domestic sales network. We believe that these offices will help us to better interact with our customers, reinforce our sales force and improve our corporate image.

At the same time, we have exported our products to over 70 countries, including Japan, Singapore, Korea, Australia, Russia and India. For the three months ended September 30, 2009, our international sales comprised approximately 13.35% of our total sales revenues.

The target customers of our Company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the three months ended September 30, 2009, our top ten customers accounted for 24% for our total sales revenue.

Results of Operations

The following table sets forth our statements of operations for the three months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

The following table shows our operating results for the three months ended September 30, 2009 and 2008 .

	Three months ended September 30, 2009	Three months ended September 30, 2008
Sales Revenue	23,127,057	18,123,728
Costs of Goods Sold	19,805,701	14,931,187
Gross Profit	3,321,356	3,192,541
Sales, General and Administrative Expenses	2,084,689	2,429,790
Operating Income	1,236,667	762,751
Other Net Income (Expense)	364,936	(264)
Income before Income Taxes	871,731	763,015
Provision for Income Taxes	87,897	133,219
Net income	783,833	629,796

The following table shows the breakdown of production and sales by product categories, and between internal use to manufacture glucose products  and external sales of cornstarch, for the three months ended September 30, 2009 and 2008 .

Product	Metric Tons Three months ended September 30, 2009	Metric Tons Three months ended September 30, 2008	Sales Revenue (%) Three months ended September 30, 2009	Sales Revenue (%) Three months ended September 30, 2008
Glucose	31,294	21,291	$13,507,448 (58.41%)	$8,207,000(45.3%)
Cornstarch-Internal	29,581 (65.72%)	17,253 (53.8%)
Cornstarch-Sales	15,432 (34.28%)	14,823 (46.1%)	$4,645,221 (20.09%)	$5,181,000 (28.59%)
Total Cornstarch	45,013 (100%)	32,076 (100%)
Other			$4,974,388 (21.50%)	$4,730,000 (26.1%)
Total			$23,127,057 (100%)	$18,123,723 (100%)

Overview

Sales revenue for the three months ended September 30, 2009 was $23,127,057, an increase of $5,003,329, or 27.61% compared with the corresponding period in 2008. The increase in sales revenue resulted from the increase of our glucose sales. With the government stimulus plan taking effect, and the recovery of the economy, the demand of our glucose products was increased compared to the same period last year.

Costs of goods sold for the three months ended September 30, 2009 was $19,805,701, an increase of $4,874,514, or 32.65% compared with the corresponding period in 2008. The increase in cost of goods sold primarily resulted from increased sales.

Gross profit for the three months ended September 30, 2009 was $3,321,356, an increase of $128,815, or 4.03% compared with the corresponding period in 2008. The increase in gross profits resulted from the increase in sales compared with the same period in 2008.

Gross profit margin for the three months ended September 30, 2009 was 14.4%, a decrease from 17.6% for the same period in 2008. The reasons for the decrease in gross profit margin were because of increased raw material costs, and higher production cost per unit due to the idle capacity from expanded new facilities.

Selling, General and Administrative expenses for the three months ended September 30, 2009 were $2,084,689, a decrease of $345,101, or 14.20% compared with the corresponding period in 2008. The decrease in our Selling, General and Administrative expenses was mainly the result of our efforts in controlling our costs . We incurred $158,818 in non-cash stock option expenses for the three months ended September 30, 2009.

Net income for the three months ended September 30, 2009 was $783,833, an increase of $154,037 or 24.46% compared with the corresponding period in 2008. The increase in net income was primarily due to the increase in our sales, and decreased selling, general, and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Three Months Ended September 30, 2009 and 2008

Net cash provided by operating activities for the three months ended September 30, 2009 was $830,620, a decrease of 72.04%, or $2,140,412, from $2,971,032 provided by operating activities for the same period in 2008. The decrease in net cash provided by operations was principally due to the decrease of accounts receivable.

Investing Activities

Three Months Ended September 30, 2009 and 2008

Net cash used in investing activities for the three months ended September 30, 2009 was $2,583,954, an increase of 15.77%, or $351,895 from $2,232,059 used in investing activities for the same period in 2008. The increase of net cash used in investing activities resulted from more capital expenditures for acquisition of fixed assets and intangible assets. Management believes that we will have limited capital expenditures during the balance of the fiscal 2010 year.

Financing Activities

Three Months Ended September 30, 2009 and 2008

Net cash provided by financing activities for the three months ended September 30, 2009 was $2,981,502, an increase of 215.98%, or $5,552,142 from $2,570,640 used in the financing activities for the same period in fiscal 2008. The increase of net cash provided by financing activities is mainly because the Company has more borrowings of notes payable for the three months ended September 30, 2009 than for the three months ended September 30, 2008.

Loans

Other than our private placement financing in 2007, we have financed our operations primarily through bank loans and operating income. We had a total of $29,633,400 short term bank loans outstanding as of September 30, 2009. The loans were secured by our properties or guaranteed by unrelated third parties. The terms of all these short term loans are for one year. We have never defaulted on any of these loans.

We have $4,960,643 non-current payables as of September 30, 2009 and $5,642,556 as of June 30, 2009.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $4,401,000 as of September 30, 2009. The total amount of guarantees provided to us by unrelated third parties is $14,508,630.

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

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi. However our reporting currency is the U.S. Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

Item 4. Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGTAI PHARMACEUTICAL, INC.

Date: November 15, 2009	By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yiru Shi
Yiru Shi
Chief Financial Officer
(Principal Financial Officer)