Form 10-Q
period 2009-12-31
Shengtai Pharmaceutical, Inc.
filed 2010-02-16
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 9, 2010, there are 19,169,805  shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	JUNE 30,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash	$5,875,838	$1,779,476
Restricted cash	11,207,627	31,730,382
Notes receivable	1,338,774	1,074,011
Accounts receivable, net of allowance for doubtful accounts of $693,024 and $946,207 as of September 30, 2009 and June 30, 2009, respectively	5,314,008	6,922,982
Inventories	7,804,153	6,215,707
Other receivables	307,280	79,598
Loan to related party	440,100	439,500
Short term loan receivable	837,684	-
Prepayments	398,684	211,793
Total current assets	33,524,147	48,453,449

PLANT AND EQUIPMENT, net	67,899,999	69,380,016

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	4,450,732	3,952,310
Advances on equipment purchases and construction	5,519,526	-
Intangible assets - land use right, net of accumulated amortization	3,165,142	3,145,590
Total other assets	13,135,400	7,097,900

Total assets	$114,559,546	$124,931,365

LIABILITIES A N D SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,475,759	$4,737,156
Accounts payable and accrued liabilities - related party	592,744	437,112
Notes payable - banks	13,203,000	35,218,600
Short term loans	33,300,900	25,637,500
Accrued liabilities	251,538	233,110
Other payable	805,300	424,341
Employee loans	464,399	730,502
Other payable - officer	248,747	248,415
Third party loan	330,075	248,336
Customer deposit	2,698,701	1,906,177
Taxes payable	3,095,164	2,066,878
Long term loan-current	2,687,371	2,447,783
Total current liabilities	63,153,698	74,335,910

LONG TERM LIABILITIES
Other payable - noncurrent	4,237,620	5,642,556
Total long term liabilities	4,237,620	5,642,556

Total liabilities	67,391,318	79,978,466

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,169,805 shares issued and outstanding	19,170	19,170
Additional paid-in capital	20,941,291	20,623,655
Statutory reserves	3,159,682	2,894,902
Retained earnings	18,043,968	16,472,689
Accumulated other comprehensive income	5,004,117	4,942,483
Total shareholders' equity	47,168,228	44,952,899

Total liabilities and shareholders' equity	$114,559,546	$124,931,365

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
NET SALES	$28,508,859	$14,795,746	$51,635,916	$32,919,474

COST OF SALES	24,039,512	12,801,591	43,845,213	27,732,778

GROSS PROFIT	4,469,347	1,994,155	7,790,704	5,186,696

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,195,676	2,322,885	4,280,364	4,752,675

INCOME FROM OPERATIONS	2,273,671	(328,730)	3,510,338	434,021

OTHER (EXPENSE) INCOME:
Earnings on equity investment	200,963	31,561	347,109	33,412
Non-operating income	(24,229)	43,312	199,362	55,181
Non-operating expense	(9,076)	(242,202)	(16,346)	(251,112)
Interest expense and other charges	(913,532)	(41,667)	(1,642,318)	(63,506)
Interest income	(607)	79,380	775	96,673
Other income (expense), net	(746,481)	(129,616)	(1,111,418)	(129,352)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,527,190	(458,346)	2,398,920	304,669

PROVISION FOR INCOME TAXES	474,964	15,541	562,861	148,760

NET INCOME	1,052,226	(473,887)	1,836,059	155,909

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	332	123,453	61,634	287,726

COMPREHENSIVE INCOME (LOSS)	$1,052,558	$(350,434)	$1,897,693	$443,635

EARNINGS PER SHARE
Basic	$0.05	$(0.02)	$0.10	$0.01
Diluted	$0.05	$(0.02)	$0.10	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,169,805	19,123,338	19,169,805	19,109,149
Diluted	19,169,805	19,123,338	19,169,805	19,109,149

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,836,059	$155,909
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	3,830,468	2,124,286
Amortization	28,164	26,110
Allowance for bad debts	(254,370)	77,061
Share based compensation to employees	317,636	317,636
Loss on equipment disposal	-	201,766
Gain on disposal of land use right	(739)	-
Earnings on equity investment	(347,109)	(33,412)
Change in operating assets and liabilities:
Accounts receivable	1,872,130	1,383,582
Notes receivable	(263,189)	(243,183)
Other receivables	(227,480)	482,406
Inventories	(1,725,029)	(1,703,009)
Prepayments	(186,545)	-
Prepayments - related party	-	-
Deferred assets	-	(1,549,571)
Accounts payable	739,842	1,492,834
Accrued liabilities	18,125	1,102,279
Accounts payable - related party	146,971	(717,373)
Accrued liabilities - related party	-	(61,824)
Other payable	1,134,035	(2,538,294)
Customer deposit	789,599	394,375
Taxes payable	1,025,045	(1,789,911)
Net cash provided by (used in) operating activities	8,733,614	(878,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances- short term loan receivable	(837,341)	-
Acquisition of plant and equipment	(2,258,175)	(1,033)
Proceeds from equipment disposal	2,535	5,125,050
Additions to construction in progress	-	(841,746)
Advances on equipment purchases and construction	(5,517,268)	-
Acquisition of land use right	(43,415)	-
Net cash (used in) provided by investing activities	(8,653,664)	4,282,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	20,557,383	479,144
Borrowings on notes payable - banks	13,197,600	10,747,962
Payments on notes payable - banks	(35,252,256)	(10,982,250)
Borrowings on short term loans	14,018,784	4,392,900
Payments on short term loans	(6,393,504)	(3,909,682)
Borrowings on employee loans	-	787,061
Payments on employee loans	(266,991)	(1,095,828)
Borrowings on third party loan	11,986	113,633
Payments on long term loans	-	(513,852)
Payments on third party loan	69,381	-
Proceeds from issuance of common stock	-	750
Payment on capital lease obligation	(1,929,709)	-
Net cash provided by provided by financing activities	4,012,675	19,838

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	3,737	52,213

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,096,362	3,475,989

CASH AND CASH EQUIVALENTS , beginning of period	1,779,476	3,405,606

CASH AND CASH EQUIVALENTS, end of period	$5,875,838	$6,881,595

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$1,827,539	$40,819
Cash paid for Income taxes	$-	$965,005
Non-cash investing and financing activities
Acquisition of plant and equipment through advances on plant and equipments purchase	$-	$-

Acquisition of plant and equipment in exchange for note receivable	$-	$-

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Note 2 - Summary of significant accounting policies

The consolidated financial statements of Shengtai Pharmaceutical Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc. (‘SHI”) and Weifang Shengtai Pharmaceutical Co., Ltd (“Weifang Shengtai”). The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K. The results of the six month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2010.

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

Assets and liabilities were translated at 6.82 RMB and 6.83 RMB to $1.00 at December 31, 2009 and June 30, 2009, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the six months ended December 31, 2009 and 2008 were 6.82 RMB and 6.83 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $1,123,730 and $903,194 for the three months ended December 31, 2009 and 2008, respectively. Shipping and handling costs amounted to $2,273,694 and $1,682,530 for the six months ended December 31, 2009 and 2008, respectively.

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

The following is a reconciliation of the basic and diluted earnings per share:

	Three months ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net income for earnings per share	$1,052,225	$(473,887)

Weighted average shares used in basic computation	19,169,805	19,123,338

Diluted effect of warrants	-	-

Weighted average shares used in diluted computation	19,169,805	19,123,338

Earnings per share

Basic	$0.05	$(0.02)

Diluted	$0.05	$(0.02)

	Six months ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net income for earnings per share	$1,836,059	$155,909

Weighted average shares used in basic computation	19,169,805	19,109,149

Diluted effect of warrants	-	-

Weighted average shares used in diluted computation	19,169,805	19,109,149

Earnings per share

Basic	$0.10	$0.01

Diluted	$0.10	$0.01

For the three and six months ended December 31, 2009 and 2008, no warrants or stock options were included in the calculation of diluted earnings per share because there are no diluted effects for the three and six months ended December 31, 2009.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of December 31, 2009 and June 30, 2009, these amounts totaled $11,207,627 and $31,730,382, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC (the “Escrow Agent”), the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed until certain criteria are met. As of December 31, 2009 and June 30, 2009, the amount not disbursed was $205,127 and $203,582, respectively, and these are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests.   Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The allowance for doubtful accounts amounted to $693,024 and $946,207 as of December 31, 2009 and June 30, 2009, respectively.

Short term loan receivable

Short term loan receivable represents a loan the Company lent to the local finance bureau for cash flow purposes; the nature of the loan is short term and non-interest bearing. The term of the loan is due upon demand. As of December 31, 2009 and June 30, 2009, short term loan receivable amounted to $837,684 and $0, respectively.

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2009 and June 30, 2009, the Company’s bank balances exceeded government insured limits or not covered by insurance by approximately $16,875,391 and $32,880,229, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. For the three and six months ended December 31, 2009 and 2008, there were no customers that individually comprised 10% or more of the Company’s total revenues. For the three and six months ended December 31, 2009 and 2008, there were no vendors that individually accounted for over 10% or more of the Company’s total purchases.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three and six months ended December 31, 2009 and 2008, concerning the Company’s revenues based on geographic area:

For the three months ended:

Revenue	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

China	$21,363,310	$13,038,186

International	7,145,549	1,757,560

Total	$28,508,859	$14,795,746

For the six months ended:
Revenue	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

China	$41,402,386	$28,998,936

International	10,233,530	3,920,538

Total	$51,635,916	$32,919,474

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)

Raw materials	$2,524,255	$1,523,654

Work-in-progress	3,592,684	1,709,595

Finished goods	1,687,214	2,982,458

Total	$7,804,153	$6,215,707

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2009, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases. These advances are interest free and unsecured.

Advance for construction

Advance for construction represent advance for construction. As of December 31, 2009 and June 30, 2009, the advance for construction amounted to $5,519,526 and $0. Advance for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Land use rights:	$3,370,644	$3,346,110
Less: accumulated amortization	(211,121)	(206,407)
Land use rights, net	3,159,523	3,139,703

Software	7,335	7,325
Less: accumulated amortization	(1,715)	(1,438)
Software, net	5,620	5,887
Total intangible assets, net	$3,165,143	$3,145,590

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of December 31, 2009. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

In April 2009, the Company sold a land use right. At the time of the sale, the net book value of the land use right was $348,491, and the sale price for the land use right was $879,000, for a gain of approximately $530,509. As of December 31, 2009, total proceeds had been received.

In August 2009, the Company increased one land use right by paying to the government approximately $43,434 for expenses related to processing the land certificate.

Intangible assets are reviewed at least annually, and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company determined that there had been no impairment. Total amortization expense for the six months ended December 31, 2009 and 2008 amounted to $28,164 and $26,110 respectively. Total amortization expense for the three months ended December 31, 2009 and 2008 amounted to $14,257 and $13,059 respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended December 31,	Amount
2010	$56,460
2011	56,460
2012	56,460
2013	56,460
2014	56,460
Thereafter	2,882,843
Total	$3,165,143

Income taxes

The Company accounts for income taxes in accordance with ASC 740 (Originally issued SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (Originally issued SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2009 and June 30, 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at December 31, 2009 and June 30, 2009.

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price, however, for the Company’s corn, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $2,969,214 and $2,954,912 for the three months ended December 31, 2009, and  $2,648,341 and $867,957 for the three months ended December 31, 2008, respectively. VAT on sales and VAT on purchases amounted to $6,398,113 and $6,225,475 for the six months ended December 31, 2009, and  $4,532,807 and $3,344,682 for the six months ended December 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162 ), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the fourth quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events ), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the second quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value , which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Buildings	$21,655,458	$21,612,750

Machinery and equipment	64,369,170	62,209,134

Automobile facilities	504,068	519,560

Electronic equipment	480,191	446,399

Construction in progress	151,459	-

Total	87,160,346	84,787,843

Accumulated depreciation	(19,260,347)	(15,407,827)

Total	$67,899,999	$69,380,016

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended December 31, 2009 and 2008 amounted to $1,912,106 and $1,172,627, respectively. Interest costs totaling $65,371 and $780,397 were capitalized into construction-in-progress for the three months ended December 31, 2009 and 2008, respectively. Depreciation expense for the six months ended December 31, 2009 and 2008 amounted to $3,830,468 and $2,124,286, respectively. Interest costs totaling $78,468 and $1,439,493 were capitalized into construction-in-progress for the six months ended December 31, 2009 and 2008, respectively.

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

Summarized unaudited financial information of Changle Shengshi is as follows:

	December 31,	June 30,
	2009	2009
	(unaudited)	(unaudited)
Current assets	$15,457,882	$12,116,940

Non-current assets	42,198,544	34,455,506

Total assets	57,656,426	46,572,446

Current liabilities	34,179,030	24,818,492

Non-current liabilities	997,560	1,992,400

Shareholders' equity	22,479,836	19,761,554

Total liabilities and shareholders' equity	$57,656,426	$46,572,446

Summarized financial information of Changle Shengshi for the six months ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(unauditd)	(unaudited)
Net sales	$24,602,890	$21,050,994

Gross profit	$4,435,025	$1,088,866

Income before taxes	$3,295,270	$255,612

Net income	$2,464,121	$189,185

Percentage of ownership	20%	20%

Company share of income	$492,824	$37,837

Elimination of intercompany profit	$(145,715)	$4,425

Company’s share of net income	$347,109	$33,412

Note 5 - Related party transactions

The Company’s utilities are partially provided by Changle Shengshi (See Note 4). As of December 31, 2009 and June 30, 2009, the Company’s accounts payable due to Changle Shengshi was approximately $592,744 and $437,112, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $2,664,024 and $1,217,231 for the three months ended December 31, 2009 and 2008, respectively. The utilities expense amounted to approximately $7,242,471 and $2,893,562 for the six months ended December 31, 2009 and 2008, respectively.

The Company’s receivables from one loan contract with Changle Shengshi are as follows:

	December 31, 2009	June 30, 2009
	(Unaudited)
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$440,100	$439,500

This amount was not collected as of December 31, 2009. The Company has the right to apply the balance to the future utilities purchases from this party.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Loans from Bank of China, due various dates from January 2010 to June 2010; monthly interest only payments; interest rates ranging from 5.0445% to 5.31% per annum, secured by certain properties.	$12,674,880	$13,185,000

Loans from Industrial and Commercial Bank of China, due various dates from January 2010 to June 2010; monthly interest only payments; interest rates are 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	8,890,020	6,592,500

Loan from Agriculture Bank of China, due from June to September 2010; monthly interest only payments; interest rates ranging from 5.56% to 5.841% per annum, guaranteed by an unrelated third party, unsecured	8,802,000	2,930,000

Loan from Qingdao Bank, due December 2010, monthly interest only payments; interest rate of 5.31% per annum, guaranteed by an unrelated third party, unsecured	2,934,000	-

Loan from Xingye Bank, due October 2009; monthly interest only payments; interest rate of 7.9695% per annum, guaranteed by an unrelated third party, unsecured.	-	1,465,000

Loan from ShangHai PuDong Development Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	-	1,465,000

Total	$33,300,900	$25,637,500

  The loans are secured by buildings and improvements, and land use rights with carrying values as follows:

December 31, 2009
Buildings and improvements	$21,655,458

Land use rights	3,159,523
Total	$24,814,981

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
China Agriculture Bank, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$-	$1,465,000

Shanghai PuDong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,465,000

Bank of China, due on various dates from November 2009 to April 2010, 0.05% transaction fee, and restricted cash required 50% to 100% of loan amount, guaranteed by an unrelated third party.	11,736,000	23,440,000

Industrial and Commercial Bank of China, due on various dates from August to October 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	7,383,600

Industrial and Commercial Bank of China, due in June 2010, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	1,467,000	1,465,000

Total	$13,203,000	$35,218,600

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $464,399 and $730,502 as of December 31, 2009 and June 30, 2009, respectively. Interest expense related to these loans amounted to $18,700 and $70,466 for the six months ended December 31, 2009, and 2008, respectively. Interest expense related to these loans amounted to $9,351 and $35,233 for the three months ended December 31, 2009, and 2008, respectively.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, The Company’s CEO and President for cash flow purposes of the Company. The loan does not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $248,747 and $248,415 as of December 31, 2009 and June 30, 2009, respectively. Interest expense related this loan was de minimis for the three and six months ended December 31, 2009, and 2008, respectively.

Third party loan

From time to time, the Company borrows money from an unrelated individual for use in operations. The loan does not require collateral. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The principal is due upon demand. Balance on this loan as of December 31, 2009 and June 30, 2009 was $330,075 and $248,336, respectively. Interest expense related this loan was de minimis for the three and six months ended December 31, 2008, and 2009, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, for the three months ended December 31, 2009 and 2008 on all debt, amounted to $913,532 and $40,819, respectively. Interest capitalized into construction-in-progress totaled $0 and $780,397 for the three months ended December 31, 2009 and 2008, respectively. Total interest expense and financial charges, net of capitalized interest, for the six months ended December 31, 2009 and 2008 on all debt, amounted to $1,642,318 and $40,819, respectively. Interest capitalized into construction-in-progress totaled $13,097 and $1,439,496 for the six months ended December 31, 2009 and 2008, respectively.

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

The Company’s subsidiary, Weifang Shengtai was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company was subject to a 25% income tax rate pursuant to the new income tax laws. During the six months ended December 31, 2009 and 2008, the provision for income taxes was $562,862 and $148,760, respectively. During the three months ended December 31, 2009 and 2008, the provision for income taxes was $474,964 and $15,541, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31:

	2009	2008
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	25.0

China income exemption (a)	(7.0)	(13.0)

Other items (b)	5.0	36.8

Total provision for income taxes	23.0%	48.8%

(a)	The 7% represents the special tax credits from the local government due to government enforced regulation that expired in September 2009.
(b)	The 5% represents certain expenses incurred by the Company and Shengtai Holding, Inc. and stock option expense, which are not deductible in PRC for the six months ended December 31, 2009.

The estimated tax savings due to the tax exemption for the three months ended December 31, 2009 and 2008 amounted to $0 and $0, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended December 31, 2009 and 2008 by $0.00 and $0.00, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended December 31, 2009 and 2008 by $0 and $0.00, respectively. The estimated tax savings due to the tax exemption for the six months ended December 31, 2009 and 2008 amounted to $239,803 and $161,156, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended December 31, 2009 and 2008 by $0.01 and $0.00, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the six months ended December 31, 2009 and 2008 by $0.01 and $0.00, respectively.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and have incurred estimated accumulated net operating losses of $2, 304,360 as of December 31, 2009 and $262,604 for income tax purposes for the six months ended December 31, 2009 respectively.  The estimated net operating loss carry forwards for United States income taxes amounted to $783,482 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended December 31, 2009 was $89,285 and the valuation allowance as of December 31, 2009 amounted to $783,482.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $25,016,055 as of December 31, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
VAT payable	$2,085,603	$1,622,859

Individual income tax withheld	864	423

Income tax payable	950,921	387,299

Housing property tax payable	10,189	10,098

Others	47,587	46,199

Total taxes payable	$3,095,164	$2,066,878

Note 8 - Commitments and Contingent liabilities

Guarantees

As of December 31, 2009, the Company has guaranteed $4.4 million short term loans for an unrelated party, Yuanli Chemical Engineering Inc. (“Yuanli”).

The Company is obligated to perform under the guarantee if Yuanli fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee are about $4.8 million for Yuanli, including accrued interests. The Company did not record a liability for the guarantee because management knows Yuanli is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

Detail of guarantee amount to the unrelated party as of December 31, 2009 is as follows:

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	75,000	75,000	0.01	-

Outstanding, June 30, 2009	4,398,945	4,398,945	$2.60	2.97

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2009 (unaudited)	4,398,945	4, 398,945	$2.60	2.47

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

The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	660,000	$3.34	$

Granted	-	-		-

Forfeited	-	-		-

Exercised	-	-		-

Outstanding, June 30, 2009	660,000	$3.34		$-

Granted	-	-		-

Forfeited	-	-		-

Exercised	-	-		-

Outstanding, December 31, 2009	660,000	$3.34		$-

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	660,000	3.37	$3.34	330,000

Compensation expense from stock options recognized for the three and six months ended December 31, 2009 and 2008 were both $158,818 and $317,636, respectively. As of December 31, 2009, approximately $926,765 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period.

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended December 31, 2009 and 2008, the Company transferred $142,055 and $0 to this reserve respectively. For the six months ended December 31, 2009 and 2008, the Company transferred $264,780 and $109,091 to this reserve respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of December 31, 2009 the Company had appropriated to the statutory reserve approximately $3,200,000. The Company plans to contribute $4,300,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 – Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipment to an unrelated third party for approximately $5,134,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipment for 4 years, with total payments of approximately $8,119,845 The title of the equipment will be transferred back to the Company upon the last payment and after the third party receives a one time payment of $44,010 from the Company. A one time processing fee of $51,345 was paid by the Company related to this lease. A loss of $202,138 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value used as the sale price. The minimum payments for the remaining lease term of 36 months from January 2010 to December 2012 and are as follows.

Total lease payment	$6,988,788
Less imputed interest	1,912,733
Total capital lease obligation as of December 31, 2009	5,076,055
Less current maturity	838,435
Capital lease obligation – long term portion as of December 31, 2009	$4,237,620

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the six months ended December 31, 2009 and 2008, the Company made contributions in the amounts of $178,442 and $213,651, respectively to the Company’s retirement plan. For the three months ended December 31, 2009 and 2008, the Company made contributions in the amounts of $90,826 and $78,615, respectively to the Company’s retirement plan.

Note 12 - Subsequent event

In January 2010, the Company obtained a bank note from Qingdan Bank.  This note is short term in nature with a due date in March 2010, for a transaction fee equal to 0.05 percent.  In addition, it restricted 50% of the usage of the note, and a guarantee was executed by an unrelated third party.

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

During the six months ended December 31, 2009, we produced a total of 101,689 metric tons of cornstarch, of which 64,961 metric tons were used to satisfy our own glucose production needs. The excess cornstarch was or will be then sold to outside customers who are in the pharmaceutical, food and beverage, and industrial industries. The cornstarch sales amounted to $11.620 million and accounted for 22.50% of our total sales revenue for the six months ended December 31, 2009.

Our business can be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Since mid-2007 to September 2008, corn and other food prices climbed at an annual inflation rate of 15% in China. In order to maintain a stable corn price, the Chinese government put restrictions to control the development of industrial use of corn, such as the conversion of corn into ethanol. Also the Chinese government has put its corn reserve into the market to help to maintain the corn price. Since September 2008, in a sharp reversal, corn prices have been decreasing due to large corn harvests. From July 2009, corn prices started to increase. Corn prices for the three months ended December 31, 2009 are approximately 17.8% higher than for the same period last year. Corn prices for the six months ended December 31, 2009 are approximately 11.3% higher than for the same period last year.

We consider these government policies have had and will continue to have mixed effects on our operations. Management believes that stable corn prices will help maintain the availability of our raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may continue to have negative effects on our operations. However, in the six months ended December 31, 2009, our profit margin has fallen from 15.8% to 15.1% compared to the same period last year, as discussed below. The principal raw material for glucose is cornstarch. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

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

During the six months ended December 31, 2009, we produced a total of 64,899 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $27.401 million, or 53.07% of our revenues.

In addition to our pharmaceutical glucose and cornstarch series of products, we also produce other products such as dextrin, corn embryo, fibers, protein powders, and phytin, which are used for food, beverage and industrial production. The sales revenues generated from these products were $12.615 million, and constituted approximately 24.43% of our total sales revenues for the six months ended December 31, 2009.

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

At the same time, we have exported our products to over 70 countries, including Japan, Singapore, Korea, Australia, Russia and India. For the six months ended December 31, 2009, our international sales comprised approximately 19.82% of our total sales revenues.

The target customers of our Company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.

We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain customers. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. For the six months ended December 31, 2009, our top ten customers accounted for 25% for our total sales revenue.

Results of Operations

The following table sets forth our statements of operations for the three and six months ended December 31, 2009 and 2008:

Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008

The following table shows our operating results for the three months ended December 31, 2009 and 2008 .

	Three months ended December 31, 2009	Three months ended December 31, 2008
Sales Revenue	28,508,859	14,795,746
Costs of Goods Sold	24,039,512	12,801,591
Gross Profit	4,469,347	1,994,155
Sales, General and Administrative Expenses	2,195,676	2,322,885
Operating Income	2,273,671	(328,730)
Other Net Income (Expense)	(746,482)	(129,616)
Income before Income Taxes	1,527,190	(458,346)
Provision for Income Taxes	474,964	15,541
Net income	1,052,225	(473,887)

The following table shows the breakdown of production and sales by product categories, and between internal use to manufacture glucose products and external sales of cornstarch, for the three months ended December 31, 2009 and 2008.

Product	Metric Tons Three months ended December 31, 2009	Metric Tons Three months ended December 31, 2008	Sales Revenue (%) Three months ended December 31, 2009	Sales Revenue (%) Three months ended December 31, 2008
Glucose	33,605	20,220	$13,893,774 (48.73)%	$9,252,853(62.5)%
Cornstarch-Internal	31,379 (62.42)%	22,638 (67.8)%
Cornstarch-Sales	21,296 (37.58)%	10,764 (32.2)%	$6,999,359 (24.56)%	$2,026,529 (13.7)%
Total Cornstarch	56,675 (100)%	33,402 (100)%
Other			$7,615,726 (26.71)%	$3,516,364 (23.8)%
Total			$28,508,859 (100)%	$14,759,746 (100)%

Overview

Sales revenue for the three months ended December 31, 2009 was $28,508,859, an increase of $13,713,113, or 92.68% compared with the corresponding period in 2008. The increase in sales revenue primarily resulted from the increase of our export sales and domestic cornstarch and other products sales. Exporting sales revenue for the three months ended December 31, 2009 increased approximately 307% compared with the corresponding period in 2008. The increase is because with the recovery of the global economic crisis and with our exporting department reorganization in fiscal year 2009, the international demand of our glucose and protein powder products increased compared to the same period last year. Domestic sales for cornstarch and other products for the three months ended December 31, 2009 increased approximately 127% compared with the same period last year. The increase in domestic sales was because of the higher demand for cornstarch and increase in unit sales price for cornstarch.

Costs of goods sold for the three months ended December 31, 2009 was $24,039,512, an increase of $11,237,921, or 87.79% compared with the corresponding period in 2008. The increase in cost of goods sold primarily resulted from increased sales and increased corn prices.

Gross profit for the three months ended December 31, 2009 was $4,469,347, an increase of $2,475,192, or124.12% compared with the corresponding period in 2008. The increase in gross profits resulted from the increase in sales compared with the same period in 2008.

Gross profit margin for the three months ended December 31, 2009 was 15.7%, an increase from 13.5% for the same period in 2008. The increase in gross profit margin was due to decreased selling, general, and administrative expenses.

Selling, General and Administrative expenses for the three months ended December 31, 2009 were $2,195,676, a decrease of $127,209, or 5.48% compared with the corresponding period in 2008. The decrease in our Selling, General and Administrative expenses was mainly the result of our efforts in controlling our costs. Especially we have controlled our professional expenses as a public company by lowering our legal, audit, and investment relationship expenses. We incurred $158,818 in non-cash stock option expenses for the three months ended December 31, 2009.

Net income for the three months ended December 31, 2009 was $1,052,225, an increase of $1,526,112 or 322.04% compared with the corresponding period in 2008. The increase in net income was primarily due to the increase in our sales, decreased selling, general, and administrative expenses, and increase of other income.

Six Months Ended December 31, 2009 Compared with Six Months Ended December 31, 2008

The following table shows our operating results for the six months ended December 31, 2009 and 2008 .

	Six months ended December 31, 2009	Six months ended December 31, 2008
Sales Revenue	51,635,916	32,919,474
Costs of Goods Sold	43,845,213	27,732,778
Gross Profit	7,790,704	5,186,696
Sales, General and Administrative Expenses	4,280,365	4,752,675
Operating Income	3,510,338	434,021
Other Net Income (Expense)	(1,111,418)	(129,352)
Income before Income Taxes	2,398,920	304,669
Provision for Income Taxes	562,862	148,760
Net income	1,836,059	155,909

The following table shows the breakdown of production and sales by product categories, and between internal use to manufacture glucose products and external sales of cornstarch, for the six months ended December 31, 2009 and 2008.

Product	Metric Tons Six months ended December 31, 2009	Metric Tons Six months ended December 31, 2008	Sales Revenue (%) Six months ended December 31, 2009	Sales Revenue (%) Six months ended December 31, 2008
Glucose	64,899	41,511	$27,401,222 (53.07)%	$17,459,853(53.0)%
Cornstarch-Internal	64,961 (63.88)%	39,891 (60.9)%
Cornstarch-Sales	15,432 (36.12)%	25,587 (39.1)%	$11,620,091 (22.50)%	$7,207,529 (21.9)%
Total Cornstarch	101,689 (100)%	65,478 (100)%
Other			$12,614,603 (24.43)%	$8,252,092 (25.1)%
Total			$51,635,916 (100)%	$32,919,474 (100)%

Overview

Sales revenue for the six months ended December 31, 2009 was $51,635,916, an increase of $18,716,442, or 56.86% compared with the corresponding period in 2008. The increase in sales revenue resulted from the increase of our export sales. Exporting sales revenue for the six months ended December 31, 2009 increased approximately 161% compared with the corresponding period in 2008. The increase is because with the recovery of the global economic crisis and with our exporting department reorganization in fiscal year 2009, the international demand of our glucose and protein powder products increased compared to the same period last year. Domestic sales for cornstarch and other products for the three months ended December 31, 2009 increased approximately 203% compared with the same period last year. The increase in domestic sales was because of the higher demand for cornstarch and increase in unit sales price for cornstarch.

Costs of goods sold for the six months ended December 31, 2009 was $43,845,213, an increase of $16,112,435, or 58.10% compared with the corresponding period in 2008. The increase in cost of goods sold primarily resulted from increased sales and increased corn prices.

Gross profit for the six months ended December 31, 2009 was $7,790,704, an increase of $2,604,008, or 50.21% compared with the corresponding period in 2008. The increase in gross profits resulted from the increase in sales compared with the same period in 2008.

Gross profit margin for the six months ended December 31, 2009 was 15.1%, a decrease from 15.8% for the same period in 2008. The decrease in gross profit margin was primarily due to increased raw material costs.

Selling, General and Administrative expenses for the six months ended December 31, 2009 were $4,280,365, a decrease of $472,310, or 9.94% compared with the corresponding period in 2008. The decrease in our Selling, General and Administrative expenses was mainly the result of our efforts in controlling our costs. Especially we have controlled our professional expenses as a public company by lowering our legal, audit, and investment relationship expenses. We incurred $317,636 in non-cash stock option expenses for the six months ended December 31, 2009.

Net income for the six months ended December 31, 2009 was $1,836,059, an increase of $1,680,150 or 1077.65% compared with the corresponding period in 2008. The increase in net income was primarily due to the increase in our sales, and decreased selling, general, and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2009 was $8,733,614, an increase of 1094.34%, or $9,611,947, from $878,333 used in operating activities for the same period in 2008. The increase in net cash provided by operations was principally due to the increase of other payable and tax payable.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2009 was $8,653,664, a decrease of 302.08%, or $12,935,935 from $4,282,271 provided by investing activities for the same period in 2008. The increase of net cash used in investing activities resulted from more capital expenditures for acquisition of fixed assets and intangible assets. Management believes that we will have limited capital expenditures during the balance of the fiscal 2010 year.

Financing Activities

Net cash provide by financing activities for the six months ended December 31, 2009 was $4,012,675, a decrease of 20127.22%, or $3,992,837 from $19,838 provided by financing activities for the same period in fiscal 2008. The increase of net cash provide by financing activities is mainly because the Company has more borrowings on short term loans for the six months ended December 31, 2009 than for the six months ended December 31, 2008.

Loans

Other than our private placement financing in 2007, we have financed our operations primarily through bank loans and operating income. We had a total of $33,300,900 short term bank loans outstanding as of December 31, 2009. The loans were secured by our properties or guaranteed by unrelated third parties. The terms of all these short term loans are for one year. We have never defaulted on any of these loans.

We have $4,237,620 non-current payables as of December 31, 2009 and $5,642,556 as of June 30, 2009.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $4,401,000 as of December 31, 2009. The total amount of guarantees provided to us by unrelated third parties is $14,508,630.

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

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162 ), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events ), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value , which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Mr. Qingtai Liu, our Chief Executive Officer and Mr. Yongqiang Wang, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and are adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the six months ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

To our knowledge, there is no material legal proceeding pending or threatened against us.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 2010

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Chief Financial Officer
(Principal Financial Officer)