Form 10-Q
period 2010-03-31
Shengtai Pharmaceutical, Inc.
filed 2010-05-17
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

011-86-536-629-5802
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

As of May 10, 2010, there are 19,169,805 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
SHENGTAI PHARMACEUTICAL, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	JUNE 30,
	2010	2009
A S S E T S

CURRENT ASSETS:
Cash & cash equivalents	$3,963,170	$1,779,476
Restricted cash	14,141,627	31,730,382
Accounts receivable, net of allowance for doubtful accounts of $678,571 as of March 31, 2010, and $946,207 as of June 30, 2009 respectively	7,025,644	6,922,982
Notes receivable	2,508,309	1,074,011
Other receivables	176,189	79,598
Loan to related party	-	439,500
Inventories	10,669,570	6,215,707
Prepayments	779,484	211,793
Total current assets	39,263,992	48,453,449

PLANT AND EQUIPMENT, net	66,720,467	69,380,016

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	6,035,188	3,952,310
Advances for construction	6,880,574	-
Intangible assets - land use right, net of accumulated amortization	3,151,803	3,145,590
Total other assets	16,067,565	7,097,900

Total assets	$122,052,024	$124,931,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,715,976	$4,737,156
Accounts payable and accrued liabilities - related party	534,361	437,112
Notes payable – banks	14,963,400	35,218,600
Short term loans	36,909,720	25,637,500
Accrued liabilities	333,085	233,110
Other payable	958,977	424,341
Employee loans	465,940	730,502
Other payable – officer	248,747	248,415
Third party loan	-	248,336
Customer deposit	4,417,682	1,906,177
Taxes payable	2,901,786	2,066,878
Long term loan-current maturities	2,499,791	2,447,783
Total current liabilities	69,949,466	74,335,910

LONG TERM LIABILITIES
Other payable – noncurrent	3,796,568	5,642,556
Total long term liabilities	3,796,568	5,642,556

Total liabilities	73,746,034	79,978,466

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,169,805 shares issued and outstanding	19,170	19,170
Additional paid-in capital	21,100,109	20,623,655
Statutory reserves	3,176,320	2,894,902
Retained earnings	19,005,454	16,472,689
Accumulated other comprehensive income	5,004,936	4,942,483
Total shareholders' equity	48,305,990	44,952,899

Total liabilities and shareholders' equity	$122,052,024	$124,931,365

The accompanying notes are an integral part of these statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2010	2009	2010	2009
NET SALES	$29,407,287	$16,301,522	$81,043,203	$49,220,996

COST OF SALES	23,750,131	15,283,929	67,595,344	43,016,707

GROSS PROFIT	5,657,155	1,017,593	13,447,859	6,204,289

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,078,030	1,322,178	7,358,396	6,074,853

INCOME (LOSS) FROM OPERATIONS	2,579,125	(304,585)	6,089,464	129,436

OTHER (EXPENSE) INCOME:
Earnings on equity investment	98,366	59,524	445,475	92,936
Non-operating income	28,266	60,364	227,628	115,545
Non-operating expense	(244,326)	(4,428)	(260,672)	(255,540)
Interest expense and other charges	(1,025,088)	(527,987)	(2,667,406)	(591,493)
Interest income	(775)	7,548	-	104,221
Other (expense) income, net	(1,143,558)	(404,979)	(2,254,976)	(534,331)

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,435,568	(709,564)	3,834,488	(404,895)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	457,443	(48,166)	1,020,304	100,594

NET INCOME (LOSS)	978,125	(661,398)	2,814,184	(505,489)

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	819	(60,568)	62,453	227,158

COMPREHENSIVE INCOME (LOSS)	$978,944	$(721,966)	$2,876,637	$(278,331)

EARNINGS (LOSS) PER SHARE
Basic	$0.05	$(0.03)	$0.15	$(0.03)
Diluted	$0.05	$(0.03)	$0.15	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,169,805	19,169,805	19,169,805	19,129,146
Diluted	19,169,805	19,169,805	19,169,805	19,129,146

The accompanying notes are an integral part of these statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,814,184	$(505,489)
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	5,788,007	3,612,903
Amortization	41,921	40,225
Allowance for bad debts	(267,635)	50,387
Share based compensation to employees	476,454	476,454
Loss on equipment disposal	-	159,269
Gain on disposal of land use right	(739)	-
Earnings on equity investment	(445,475)	(92,936)
Amortization of discount on capital lease obligation	-	146,681
Change in operating assets and liabilities:
Accounts receivable	164,973	1,076,312
Notes receivable	(1,434,298)	310,963
Other receivables	172,506	444,622
Inventories	(4,453,863)	(1,869,045)
Prepayments	(567,691)	(471,355)
Accounts payable	978,820	(1,614,791)
Accrued liabilities	99,975	(49,430)
Accounts payable - related party	97,249	(79,896)
Other payable	534,969	596,396
Customer deposit	2,511,505	921,757
Taxes payable	834,908	(2,031,181)
Net cash provided by operating activities	7,345,770	1,121,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase plant and equipment	(3,130,993)	(9,679)
Proceeds from equipment disposal	2,535	5,125,750
Additions to construction in progress	-	(4,810,511)
Advances for construction	(6,880,574)
Acquisition of land use right	(47,395)	(480,356)
Investment in Changle Shengshi Redian Co., Ltd.	(1,467,000)	-
Net cash used in investing activities	(11,523,426)	(174,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	17,588,755	(2,201,573)
Notes payable – banks	(20,255,200)	2,196,750
Short term loans	11,272,220	(43,935)
Employee loans	(264,562)	(546,488)
Other receivables – shareholder	-	(10,252)
Borrowings on third party loan	-	113,650
Payments on third party loan	(248,336)	(563,715)
Payment on other payable - equipment purchase	-	(1,033,127)
Proceeds from issuance of common stock	-	750
Payment on capital lease obligation	(1,793,980)	-
Net cash provided by provided by (used in) financing activities	6,298,897	(2,087,940)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	62,453	(15,652)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,183,694	(1,156,542)

CASH & CASH EQUIVALENTS, beginning of period	1,779,476	3,405,606

CASH & CASH EQUIVALENTS, end of period	$3,963,170	$2,249,064

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$2,752,591	$259,588
Cash paid for Income taxes	$1,673,702	$1,134,656
Non-cash construction in progress transferring into plant and equipment	$-	$36,961,097

The accompanying notes are an integral part of these statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical, Inc, the "Company", was incorporated in March 2004 in the State of Delaware. The Company, through its direct and indirect subsidiaries, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin. The Company's primary business operations are conducted in the People's Republic of China, the "PRC".

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI", and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai". The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K. The results of the nine-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2010.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the fair value of stock based compensation, and the collectability of accounts receivable. Actual results could be materially different from these estimates upon which the carrying values were based.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi, "RMB", as its functional currency. In accordance with Statement of Financial Accounting Standards "SFAS" 52, "Foreign Currency Translation," results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
Assets and liabilities were translated at 6.82 RMB and 6.83 RMB to $1.00 at March 31, 2010 and June 30, 2009, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for amounts for the three months ended March 31, 2010 and 2009 were 6.82 RMB and 6.83 RMB to $1.00, and for nine months ended March 31, 2010 and 2009 were 6.82 RMB and 6.83 RMB to $1.00 respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax, "VAT", and estimated returns of product from customers. Most of the Company's products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if its product is later determined by the Company to be ineffective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Shipping and handling

Shipping and handling costs related to cost of goods sold are included in selling, general and administrative expenses. Shipping and handling costs related to cost of goods sold amounted to $1,094,597 and $182,386 for the three months ended March 31, 2010 and 2009, respectively. Shipping and handling costs related to cost of goods sold amounted to $3,368,291 and $1,864,916 for the nine months ended March 31, 2010 and 2009, respectively.

Financial instruments

ASC 825 (formerly SFAS 107, "Disclosures about Fair Value of Financial Instruments"), defines financial instruments and requires disclosure of the fair value of those instruments.  ASC 820 (formerly SFAS 157, "Fair Value Measurements"), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 (formerly SFAS 157).

Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718 (formerly SFAS 123R, "Share Based Payment").  The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables, including the expected life of options granted and the Company's expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company's employee stock options, it is management's opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718 (formerly SFAS 123R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC 260 (formerly SFAS 128, "Earnings Per Share").  ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net income (loss) for earnings (loss) per share	$978,125	$(661,398)

Weighted average shares used in basic computation	19,169,805	19,169,805

Diluted effect of warrants	-	-

Weighted average shares used in diluted computation	19,169,805	19,169,805

Earnings (loss) per share

Basic	$0.05	$(0.03)

Diluted	$0.05	$(0.03)

	Nine months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net income (loss) for earnings per share	$2,814,184	$(505,489)

Weighted average shares used in basic computation	19,169,805	19,129,146

Diluted effect of warrants	-	-

Weighted average shares used in diluted computation	19,169,805	19,129,146

Earnings (loss) per share

Basic	$0.15	$(0.03)

Diluted	$0.15	$(0.03)

For the three and nine months ended March 31, 2010 and 2009, no warrants or stock options were included in the calculation of diluted earnings per share because there are no dilution effects for the three and nine months ended March 31, 2010.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of March 31, 2010 and June 30, 2009, these amounts totaled $14,141,627 and $31,730,382, respectively.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP, and Tri-State Title & Escrow, LLC, the "Escrow Agent", the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of March 31, 2010 and June 30, 2009, the undisbursed amounts were $205,127 and $203,582, respectively, which are included in restricted cash in the consolidated balance sheets.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company's estimation process. These impacts may be material. Certain accounts receivable amounts are charged against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The allowance for doubtful accounts amounted to $678,571 and $946,207 as of March 31, 2010 and June 30, 2009, respectively.

Concentration of risks

The Company's operations are in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the Chinese economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit- ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2010 and June 30, 2009, the Company's bank balances exceeded government insured limits or were not covered by insurance by approximately $17,894,746 and $32,880,229, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company's concentration of credit risk is primarily in trade accounts receivable and accounts payable. For the three and nine months ended March 31, 2010 and 2009, there were no customers that individually comprised 10% or more of the Company's total revenues. For the three and nine months ended March 31, 2010 and 2009, there were no vendors that individually accounted for over 10% or more of the Company's total purchases.
For export sales, the Company frequently requires significant down payments or letter of credit by its customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three and nine months ended March 31, 2010 and 2009, concerning the Company’s revenues based on geographic area:

For the three months ended:

Revenue	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

China	$21,803,054	$13,867,243

International	7,604,231	2,434,279

Total	$29,407,287	$16,301,522

For the nine months ended:
Revenue	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

China	$63,205,440	$42,869,605

International	17,837,763	6,351,391

Total	$81,043,203	$49,220,996

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)

Raw materials	$3,312,588	$1,523,654

Work-in-progress	3,808,821	1,709,595

Finished goods	3,548,161	2,982,458

Total	$10,669,570	$6,215,707

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary. As of March 31, 2010, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases. These advances are interest free and unsecured.

Advances for construction

As of March 31, 2010 and June 30, 2009, advances for construction amounted to $6,880,574 and $0, respectively.  Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Additions and improvements to property and equipment accounts are recorded at cost. Maintenance, repairs, and minor renewals are charged directly to expense as incurred. Major additions and improvements to property and equipment accounts are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value.
Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	5-20	Years
Machinery and equipment	5-10	Years
Automobile facilities	5-10	Years
Electronic equipment	5-7	Years

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate
Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investee's net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that an other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Land use rights:	$3,370,643	$3,346,110
Less: accumulated amortization	(224,572)	(206,407)
Land use rights, net	3,146,071	3,139,703

Software	7,757	7,325
Less: accumulated amortization	(2,025)	(1,438)
Software, net	5,732	5,887
Total intangible assets, net	$3,151,803	$3,145,590

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of March 31, 2010. All land in the PRC is owned by the Chinese government. However, the government grants "land use rights" for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight- line method.

In April 2009, the Company sold a land use right. At the time of the sale, the net book value of the land use right was $348,491, and the sale price for the land use right was $879,000, for a gain of approximately $530,509. Total proceeds have been received.

In August 2009, the Company increased one land use right by paying to the government approximately $43,434 for expenses related to processing the land certificate.

Intangible assets are reviewed at least annually, and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company determined that there had been no impairment. Total amortization expense for the nine months ended March 31, 2010 and 2009, amounted to $41,921 and $40,225, respectively. Total amortization expense for the three months ended March 31, 2010 and 2009, amounted to $13,757 and $14,115, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended March 31,	Amount
2011	$54,975
2012	54,975
2013	54,975
2014	54,975
2015	54,975
Thereafter	2,876,928
Total	$3,151,803

Income taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, "Accounting for Income Taxes").  Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2010 and June 30, 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2010 and June 30, 2009.
ASC 740 (formerly FIN 48) clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeal or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more~~-~~likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The Company's operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company's worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price; however, for the Company’s corn, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company's finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $3,360,667 and $3,053,788, respectively, for the three months ended March 31, 2010 and $2,184,923 and $2,031,772, respectively, for the three months ended March 31, 2009.  VAT on sales and VAT on purchases amounted to $9,758,780 and $9,279,263, respectively, for the nine months ended March 31, 2010 and $4,833,264 and $2,899,729, respectively, for the nine months ended March 31, 2009.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

Guarantees

From time to time, the Company guarantees the debt of others unrelated to the Company. Pursuant to ASC 460 (formerly FIN 45, "Guarantor's Accounting for and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others"), the Company must record guarantees at the fair value of the expected future payments. However, the Company estimates that it will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies to which the guarantees were made.

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 - Plant and equipment
Plant and equipment consist of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Buildings	$21,655,458	$21,612,750

Machinery and equipment	64,560,652	62,209,134

Automobile facilities	530,023	519,560

Electronic equipment	492,161	446,399

Construction in progress	701,411	-

Total	87,939,704	84,787,843

Accumulated depreciation	(21,219,237)	(15,407,827)

Total	$66,720,467	$69,380,016

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $1,957,539 and $1,488,617, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2010 and 2009, amounted to $0 and $149,964, respectively. Depreciation expense for the nine months ended March 31, 2010 and 2009 amounted to $5,788,007 and $3,612,903, respectively. Interest costs totaling $78,468 and $1,589,457 were capitalized into construction in progress for the nine months ended March 31, 2010 and 2009, respectively.

Note 4 - Investment in unconsolidated affiliate

On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, “Changle Paper”, and formed Changle Shengshi Redian Co., Ltd, "Changle Shengshi".  Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle for the use of their own production. Weifang Shengtai owns 20% of Changle Shengtai and the Company accounts for this 20% investment under the equity method of accounting.

Summarized unaudited financial information of Changle Shengshi for the three months ended March 31, 2010 and 2009, is as follows:

	March 31,	June 30,
	2010	2009
	(unaudited)	(unaudited)
Current assets	$18,632,425	$12,116,940

Non-current assets	46,112,035	34,455,506

Total assets	64,744,460	46,572,446

Current liabilities	39,258,090	24,818,492

Non-current liabilities	997,560	1,992,400

Shareholders' equity	24,488,811	19,761,554

Total liabilities and shareholders' equity	$64,744,460	$46,572,446

Summarized financial information of Changle Shengshi for the nine months ended March 31, 2010 and 2009, is as follows:

	March 31,
	2010	2009
	(unaudited)	(unaudited)
Net sales	$37,132,454	$32,396,099

Gross profit	$5,903,459	$2,302,830

Income before taxes	$4,077,990	$778,979

Net income	$3,051,161	$581,710

Percentage of ownership	20%	20%

Company share of income	$610,232	$116,342

Elimination of intercompany payable	$(164,757)	$23,406

Company’s share of net income	$445,475	$92,936

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, Weifang Shengtai invested $1,467,000 in Changle Shengshi in March 2010 and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Paper continue to be 20% and 80% owners, respectively, of Changle Shengtai.

Note 5 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi (See Note 4). As of March 31, 2010 and June 30, 2009, the Company’s accounts payable due to Changle Shengshi were approximately $534,361 and $437,112, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $5,261,978 and $2,742,707 for the three months ended March 31, 2010 and 2009, respectively. The utilities expense amounted to approximately $12,504,449 and $5,636,269 for the nine months ended March 31, 2010 and 2009, respectively.

The Company’s receivables from one loan contract with Changle Shengshi are as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$-	$439,500

This receivable amount from the loan contract has been collected as of March 31, 2010.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are due within one year. These loans can generally be renewed. The Company's short term bank loans consisted of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Loans from Bank of China, due various dates from April 2010 to March 2011; monthly interest only payments; interest rates ranging from 5.0445% to 5.5755% per annum, secured by certain properties.	$14,670,000	$13,185,000

Loans from Industrial and Commercial Bank of China, due on various dates from April 2010 to February 2011; monthly interest only payments; interest rates ranging from 5.31% to 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	6,542,820	6,592,500

Loan from Agriculture Bank of China, due from June to December 2010; monthly interest only payments; interest rates ranging from 5.5755% to 5.841% per annum, guaranteed by an unrelated third party, unsecured	8,802,000	2,930,000

Loan from Qingdao Bank, due December 2010, monthly interest only payments; interest rate of 5.31% per annum, guaranteed by an unrelated third party, unsecured	2,934,000	-

Loan from Shenzhen Development Bank, due March 2011, monthly interest only payments; interest rate of 5.5755% per annum, guaranteed by an unrelated third party, unsecured	3,227,400	-

Loan from Dezhi Zheng, an individual, from March 5, 2010 to March 4, 2011; monthly interest of 0.7%; principal and interest payments due on March 4, 2011; guaranteed by Mr. Qingtai Liu	733,500	-

Loan from Xingye Bank, due October 2009; monthly interest only payments; interest rate of 7.9695% per annum, guaranteed by an unrelated third party, unsecured.	-	1,465,000

Loan from ShangHai PuDong Development Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	-	1,465,000

Total	$36,909,720	$25,637,500

  The loans are secured by buildings and improvements, and land use rights with carrying values as follows:

March 31, 2010
Buildings and improvements	$21,655,458

Land use rights	3,146,071
Total	$24,801,529

Notes payable - banks
Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company's notes payable consisted of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
China Agriculture Bank, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$-	$1,465,000

Shanghai PuDong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,465,000

Bank of China, due on various dates from November 2009 to June 2010, 0.05% transaction fee, and restricted cash required 50% to 100% of loan amount, guaranteed by an unrelated third party.	8,802,000	23,440,000

Industrial and Commercial Bank of China, due on various dates from August to August 2010, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	3,227,400	7,383,600

Industrial and Commercial Bank of China, due in June 2010, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,465,000

Bank of QingDao, due in July 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	2,934,000	-

Total	$14,963,400	$35,218,600

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $465,940 and $730,502 as of March 31, 2010 and June 30, 2009, respectively. Interest expense related to these loans amounted to $18,700 and $70,466 for the nine months ended March 31, 2010, and 2009, respectively. Interest expense related to these loans amounted to $0 and $35,233 for the three months ended March 31, 2010, and 2009, respectively.

Employee loans - officers

From time to time, the Company borrows monies from Qingtai Liu, the Company's CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans from officers amounted to $248,747 and $248,415 as of March 31, 2010 and June 30, 2009, respectively. Interest expense related to these loans was de minimis for the three and nine months ended March 31, 2010, and 2009, respectively.

Third party loans

From time to time, the Company borrows monies from an unrelated individual for use in operations. The loans do not require collateral. Before January 1, 2009, the interest rate was 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The principal is due upon demand. Balance on these loans as of March 31, 2010 and June 30, 2009 was $0 and $248,336, respectively. Interest expense related to these loans was de minimis for the three and nine months ended March 31, 2010, and 2009, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, on all debt for the three months ended March 31, 2010 and 2009, amounted to $1,025,088 and $439,084, respectively. Interest capitalized into construction-in-progress totaled $0 and $149,964 for the three months ended March 31, 2010 and 2009, respectively. Total interest expense and financial charges, net of capitalized interest, on all debt for the nine months ended March 31, 2010 and 2009, amounted to $2,667,406 and $479,903, respectively. Interest capitalized into construction-in-progress totaled $13,097 and $1,589,457 for the nine months ended March 31, 2010 and 2009, respectively.

Note 7 - Income taxes

Before January 1, 2008, the Company was governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises, "FIEs", and Foreign Enterprises and various local income tax laws, the "Income Tax Laws". Under the Income Tax Laws, FIEs are generally subject to an effective income tax of 33%, 30% state income taxes plus 3% local income taxes, on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

In February 2004, the Company became a Sino-foreign joint venture. In August 2004, the state government granted the Company income tax exemptions as follows: 100% exemption for the first two years from September 2004 to August 2006, and 50% exemption for three years from September 2006 to August 2009. In addition, the Company is located in a Special Economic Zone and the PRC tax authority has offered it a special income tax rate of 24%. With the approval of the local government, the Company is subject to income taxes at a reduced rate of 12% from September 2006 to August 2009, after the two-year 24% exemption for income taxes until its exemption and reduction periods expire in August 2009.

Beginning on January 1, 2008, the new Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Investment Enterprises.

The key changes are:

-	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies, which pay a reduced rate of 15%; and

-
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by the local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company's subsidiary, Weifang Shengtai, was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company will be subject to a 25% income tax rate pursuant to the new income tax laws.

Income tax (benefits) provision for the three months ended March 31, 2010 and 2009 amounted to $457,443 and $(48,166), respectively. During the nine months ended March 31, 2010 and 2009, the provision for income taxes was $1,020,304 and $100,594, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended March 31:

	2010	2009
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

Chinese income taxes	25.0	25.0

Chinese income exemption (a)	0.0	(13.0)

Other items (b)	1.6	0.0

Total provision for income taxes	26.6%	12.0 .%

(a)	The 13.0% represents special tax credits from the local government due to government enforced regulations. They expired in September 2009.
(b)
The 1.6% represents the fact that certain expenses (such as stock option expense) incurred by the Company and Shengtai Holding, Inc. which were not deductible in the PRC for the nine months ended March 31, 2010.

For the nine months ended March 31, 2010, the Company’s effective tax rate was 26.6%. For the nine months ended March 31, 2009, the Company incurred losses before income taxes. Income before income taxes includes losses from non-Chinese entities, which are not deductible.

Tax exemptions by the local government expired in September 2009.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and for the United States income tax purposes, have accumulated net operating loss carry forwards estimated at $2,429,268 as of March 31, 2010 and $399,226 for the nine months and three months ended March 31, 2010, respectively. For the United States income tax purposes, the tax benefits from the net operating loss carry forwards are estimated at $825,951 as of March 31, 2010 and $103,546 for the nine months and three months ended March 31, 2010, respectively. Before expiration from 2027 through 2030, the net operating loss carry forwards are available to reducing of taxable income in the future.  The Company’s management believes that the utilization of the tax benefits from the net operating loss carry forwards appears uncertain due to the Company’s limited operating history and continuing losses expected at Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc., therefore, the Company has applied 100% valuation allowance to the deferred tax benefits to reduce the deferred asset to zero.

As of March 31, 2010, the Company’s foreign subsidiary has cumulative undistributed earnings of $19,834,105 that are included in consolidated retained earnings and will continue to be indefinitely reinvested in foreign operations. No provision has been made for the United States deferred taxes related to future repatriation of these cumulative undistributed earnings, nor is it practicable to estimate the amount of income taxes that would incur if the Company concluded that such earnings will be remitted in the future.

Taxes payable

	March 31, 2010	June 30, 2009
	(Unaudited)
VAT payable	$2,767,522	$1,622,859

Individual income tax withheld	20,426	423

Income tax payable	54,408	387,299

Housing property tax payable	13,170	10,098

Others	46,260	46,199

Total taxes payable	$2,901,786	$2,066,878

Note 8 - Commitments and contingent liabilities

Guarantees

As of March 31, 2010, the Company has guaranteed $4.4 million short term loans for an unrelated party, Yuanli Chemical Engineering Inc., "Yuanli".
The Company is obligated to perform under the guarantee if Yuanli fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $4.8 million for Yuanli, including accrued interest. The Company did not record a liability for the guarantee because management knows that Yuanli is current in its payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.
Details of guarantee amounts to the unrelated party as of March 31, 2010 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,401,000

Total	$4,401,000

Litigation

In the Company's ordinary course of business, the Company may be subject to certain legal proceedings. After review, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Note 9 - Shareholders' equity

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the Company issued 4,375,000 warrants, "Investor Warrants", which carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company's shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, a total of 194,805 warrants were exercised by three shareholders.

Also in connection with the Share Purchase Agreement, the Company issued 218,750 warrants, "Placement Agent Warrants", to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.
Concurrent with the offering related to the Share Purchase Agreement, the Company issued 75,000 warrants to Chinamerica Fund, LLP and 25,000 warrants to Jeff Jenson, collectively, the "Lead Investor Warrants", to compensate Chinamerica Fund LLP as the lead investor and Jeff Jenson in assisting in providing the shell company, West Coast Car Company. These Lead Investor Warrants have the same terms as the Investor Warrants except that they have an exercise price of $0.01 per share. In June 2008, Jeff Jenson exercised the 25,000 warrants issued to him. In November 2008, Chinamerica Fund, LLP exercised the 75,000 warrants issued to the fund.

All Investor Warrants, Placement Agent Warrants and Lead Investor Warrants meet the conditions for equity classification pursuant to ASC 815 (formerly SFAS 133, "Accounting for Derivatives") and ASC 815 (formerly EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock").  Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	75,000	75,000	0.01	-

Outstanding, June 30, 2009	4,398,945	4,398,945	$2.60	2.97

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, March 31, 2010 (unaudited)	4,398,945	4, 398,945	$2.60	2.22

Stock options

On January 4, 2008, the Company adopted the "Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan", the "Stock Incentive Plan". The Company believes that awards under the Stock Incentive Plan better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of grant.
On May 14, 2008, the Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $3.34, which was the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years on a quarterly basis from the date of grant.

The Company uses the Black-Scholes option pricing model which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company's expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company's employee stock options, it is management's opinion that the Black-Scholes option valuation model may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 (formerly SFAS 123R) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Weighted average risk-free interest rate	3.22%

Expected term	4 years

Expected volatility	146%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.34

The volatility of the Company's common stock was estimated by management based on the historical volatility; the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options; and the expected dividend yield was based on the current and expected dividend policy. The fair value of the options was based on the Company's common stock price on the date the options were granted. ASC 718 (formerly SFAS 123R) allows use of the "simplified" method to determine the term when other information is not available. Because the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint, which is the estimated term of the options.

In the Chief Financial Officer Employment Agreement (“Employment Agreement”) entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 300,000 shares of common stock of the Company.  The shares vest over 3 years starting March 1st, 2010 and terminating on the third anniversary of the date of issuance of this option.  The Company valued the shares at $2.60 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15th, 2007. The fair values of stock options granted to the CFO were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	1.34%

Expected term	3 years

Expected volatility	149%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$2.60

The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	660,000	$3.34	$

Granted	-	-		-

Forfeited	-	-		-

Exercised	-	-		-

Outstanding, June 30, 2009	660,000	$3.34		$-

Granted	300,000	2.60		-

Forfeited	275,000	3.34		-

Exercised	-	-		-

Outstanding, March 31, 2010	685,000	$3.02		$-

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$ 3.00	685,000	3.03	$3.02	385,000

Compensation expense from stock options recognized for the three and nine months ended March 31, 2010 and 2009 were $158,818 and $476,454, respectively. As of March 31, 2010, approximately $1,255,308 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2010 and 2009, the Company transferred $16,638 and $0, respectively, to this reserve. For the nine months ended March 31, 2010 and 2009, the Company transferred $281,418 and $109,106, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company's articles of incorporation, the Company is required to appropriate, annually, 10% of its net profits as statutory surplus reserve up to $7,500,000. As of March 31, 2010, the Company had appropriated to the statutory reserve approximately $3,200,000. The Company plans to contribute a total of $4,300,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipment to an unrelated third party for approximately $5,134,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipment for 4 years, with total payments of approximately $8,119,845. The title of the equipment will be transferred back to the Company upon the last payment and after the third party receives a one time payment of $44,010 from the Company. A one time processing fee of $51,345 was paid by the Company related to this lease. A loss of $202,138 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value used as the sale price. The minimum payments for the remaining lease term of 33 months from April 2010 to December 2012 are as follows.

Total lease payments outstanding as of December 31, 2009	$6,988,788
Payments from January 1, 2010 to March 31, 2010	448,902
Total lease payments outstanding as of March 31, 2010	6,539,886
Less: imputed interest	1,657,861
Total lease payments outstanding as of March 31, 2010	4,882,025
Less: current payment maturity outstanding	1,085,457
Non-current payment maturity outstanding as of March 31, 2010	$3,796,568

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the nine months ended March 31, 2010 and 2009, the Company made contributions in the amounts of $265,220 and $298,283, respectively, to the Company’s retirement plan. For the three months ended March 31, 2010 and 2009, the Company made contributions in the amounts of $86,778 and $84,632, respectively.

Note 13 - Subsequent event

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following is a discussion and analysis of the financial condition and results of operations of Shengtai Pharmaceutical, Inc., the "Company", and should be read in conjunction with the Company’s financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operation or financial condition or state other “forward-looking" information. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on the Company’s business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

The Company is, through its wholly-owned subsidiary, Shengtai Holding Inc., and its wholly-owned subsidiary in the People's Republic of China, the "PRC", Weifang Shengtai Pharmaceutical Co., Ltd., a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. Based on its assessment, the Company believes that it is a market leader and preferred domestic supplier of pharmaceutical grade glucose with about 40% market share in mainland China. The Company also manufactures glucose, cornstarch and other products for the food and beverage industry.

The Company’s cornstarch production facility has a maximum capacity to produce 300,000 metric tons of cornstarch. This facility is located next to the Company’s glucose production plants.  The Company is in the process of building additional capacity to produce dextrose anhydrous and animal feeds and a warehouse to store corns purchased.

During the nine months ended March 31, 2010, the Company produced a total of 150,102 metric tons of cornstarch, of which 90,130 metric tons were used to satisfy its own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage, and other industries. The cornstarch sales amounted to $19.085 million and accounted for 23.55% of the Company’s total net sales for the nine months ended March 31, 2010.

The Company’s business can be severely affected by movements in the commodity markets. Corn is the principal raw material for the Company’s cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. From mid-2007 to September 2008, corn and other food prices climbed at an annual inflation rate of 15% in China. In order to maintain a stable corn price, the Chinese government has put restrictions on the development of industrial uses of corn, such as the conversion of corn into ethanol. Also the Chinese government has placed its own corn reserve into the market to help to maintain corn prices. Since September 2008, in a sharp reversal, corn prices have been decreasing due to large corn harvests. Beginning in July 2009, corn prices started to increase. Corn prices for the three months ended March 31, 2010 were approximately 26.3% higher than for the same period last year. Corn prices for the nine months ended March 31, 2010 were approximately 17.1% higher than for the same period last year. Average corn prices for the three months ended March 31, 2010 were 1.7% higher than those for the three months ended December 31, 2009.

The Company believes that these government policies have had and will continue to have mixed effects on its operations. Management believes that stable corn prices will help maintain the availability of the Company’s raw materials and tend to stabilize its gross profit margin over time, although market and economic conditions may continue to have negative effects on its operations. For the nine months ended March 31, 2010, the Company’s profit margin has risen from 12.6% to 16.6% compared to the same period last year, as discussed below. The principal raw material for glucose is cornstarch.  By using the cornstarch manufactured from its own cornstarch production facility, the Company can help to ensure its glucose products’ quality and consistency. Also, because the Company’s cornstarch manufacturing facility is located next to its glucose manufacturing facilities, the Company is able to eliminate shipping costs and lower glucose products’ manufacturing costs.

At the end of July 2008, the Company completed construction of a new glucose manufacturing facility to boost its production capacity. At the end of September 2008, the facility passed GMP inspection. The facility has a production capacity of 120,000 tons. In April 2009, the Company transferred its sodium gluconate production line to an oral glucose production line with annual production capacity of 12,000 tons. The Company has the capacity to produce 300,000 tons of cornstarch per year.

During the nine months ended March 31, 2010, the Company produced a total of 97,630 metric tons of glucose, and the Company’s sales of pharmaceutical grade glucose and other glucose products were $42.060 million, or 51.90%, of its net sales.

In addition to its pharmaceutical glucose and cornstarch series of products, the Company also produces other products such as dextrin, corn embryo, fibers, corn meals, and phytin, which are used for pharmaceutical industry, food and beverage, and other production purposes. The net sales generated from these products were $19.899 million, and constituted approximately 24.55% of the Company’s total net sales for the nine months ended March 31, 2010.

Management believes that better living standards in China should lead to higher consumption of its pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB, or approximately US$ 123 billion, by 2011 to provide universal primary medical services. Over the next three years, the health care investment plan is aimed at expanding the government sponsored medical insurance network to provide accessible and affordable health care coverage to over 90% of the population. Under the plan, each person covered by the system will receive a larger amount of annual subsidy after 2010. The focus of this plan is on providing basic healthcare to many more people, and not on expensive high-tech equipment. This should increase demand for glucose, which is a basic and relatively low-cost element of healthcare in clinics and hospitals. In addition, PRC government intends to build hospitals and improve medical services in rural and underdeveloped areas. At the same time, despite the current deceleration in growth, the Company believes that the continuing economic growth in China, the rising purchasing power of China's domestic market, as well as the public awareness of quality healthcare products, will increase demand for the Company’s pharmaceutical glucose products.

The Company believes that production capacity and product quality are key factors in maintaining and improving its competitive position and enhancing its long term competitiveness. As a result, the Company has emphasized (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base, and (iv) expansion of its production capacity utilization.

The Company has a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

As set forth above, the Company’s new glucose production facility passed GMP inspection, and the Company’s facilities and many of its products are fully certified for GMP, IS09001:2000 and HACCP international quality standards, and globally certified Halal, Kosher and NON-GMO IP.

The Company’s sales network presently covers almost all provinces of mainland China except the Tibet Autonomous Region.

For the three months ended March 31, 2010, the Company has exported its products to around 43 countries, with Korea, Indonesia, Thailand, Bangladesh and Pakistan as leading purchasers. For the nine months ended March 31, 2010, the Company’s international sales comprised approximately 22.01% of its total net sales.

The target customers of the Company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.
The Company constantly strives to broaden and diversify its customer base. The Company believes that a broader customer base will mitigate its reliance on certain customers. The Company believes that a broader market for its products can increase demand for its products, reduce its vulnerability to market changes, and provide additional areas of growth in the future. For the nine months ended March 31, 2010, the Company’s top ten customers accounted for 30.65% of the Company’s total net sales.

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

The following table shows the Company’s operating results for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net Sales	$29,407,287	$16,301,522
Cost of Sales	23,750,131	15,283,929
Gross Profit	5,657,155	1,017,593
Selling, General and Administrative Expenses	3,078,030	1,322,178
Income (Loss) From Operations	2,579,125	(304,585)
Other (Expense) Income, Net	(1,143,558)	(404,979)
Income (Loss) Before Provision For (Benefit From) Income Taxes	1,435,568	(709,564)
Provision For (Benefit From) Income Taxes	457,443	(48,166)
Net Income (Loss)	$978,125	$(661,398)

The following table shows the breakdown of production and sales by product categories, and between self use of Weifang Shengtai and the sales of cornstarch, for the three months ended March 31, 2010 and 2009:

Products	Metric Tons Three months ended March 31, 2010	Metric Tons Three months ended March 31, 2009	Net Sales (%) Three months ended March 31, 2010	Net Sales (%) Three months ended March 31, 2009

Glucose –Sales			$14,659,235	$8,427,848
	32,731	22,407	(49.85)%	(51.70)%
Cornstarch-Self use	25,169 (51.99)%	28,172 (66.20)%
Cornstarch-Sales	23,244	14,384	$7,465,044	$3,594,010
	(48.01)%	(33.80)%	(25.39)%	(22.05)%
Total Cornstarch	48,413 (100)%	42,556 (100)%
Other Sales			$7,283,008 (24.77)%	$4,279,664 (26.25)%
Total Sales			$29,407,287 (100)%	$16,301,522 (100)%

Net sales for the three months ended March 31, 2010 were $29,407,287, an increase of $13,105,765, or 80.40%, compared with the same period in 2009. The increase in net sales primarily resulted from the increase of the Company’s sales volume and selling prices.

Net sales from exports for the three months ended March 31, 2010 increased approximately 212% compared with the same period in 2009. The increase is attributable to the recovery of the global economy and the Company’s exporting department reorganization in fiscal year 2009, resulting in an increase in the international demand for the Company’s glucose and corn meal products compared to the same period last year. Domestic sales of cornstarch and other products for the three months ended March 31, 2010 increased approximately 88% compared with the same period last year. The increase in domestic sales was attributable to the higher demand for cornstarch and increase in unit sales price for cornstarch.

Cost of sales for the three months ended March 31, 2010 was $23,750,131, an increase of $8,466,202, or 55.39%, compared with the same period in 2009. The increase in cost of sales was lower than the increase in net sales. As a result, the gross profit for the three months ended March 31, 2010 was $5,657,155, an increase of $4,639,562, or 455.93%, compared with the same period in 2009, and the gross profit margin for the three months ended March 31, 2010 was 19.2%, an increase from 6.2% for the same period in 2009.

While the local government of Changle County, Shandong has stated that its Finance Bureau will repay the amount of $837,684 that the Company paid in the last quarter of calendar year 2009 as guarantor to Agriculture Bank of China on behalf of bankrupt Yong Chang Food Industry Ltd. Co., no payment had been received by the Company at March 31, 2010. The $837,684 was fully written off in the three months ended March 31, 2010. When it is paid by the Finance Bureau, the $837,684 will be booked as income. The $837,684 is included in selling, general and administrative expenses.

Selling, general and administrative expenses were $3,078,030 for the three months ended March 31, 2010 compared to $1,322,178 for the three months ended March 31, 2009. The increase was due largely to the write-off of the payment of $837,684 described above. After deducting the write-off, selling, general and administrative expenses for the three months ended March 31, 2010 were $2,240,346, an increase of $918,168, or 69.4%, from the three months ended March 31, 2009. The much lower selling, general and administrative expenses in the three months ended March 31, 2009 reflected the slowdown of the Company’s operations due to domestic and international economic conditions at that time.

The Company incurred $158,818 in non-cash stock option expenses for the three months ended March 31, 2010, which are included in selling, general and administrative expenses.

Net income for the three months ended March 31, 2010 was $978,125, an increase of $1,639,523 compared with a net loss of $661,398 for the same period in 2009. The increase in net income was primarily attributable to the increase in the sales volume of the Company’s products and the selling prices of the Company’s products.

Nine Months Ended March 31, 2010 Compared with nine Months Ended March 31, 2009

The following table shows the Company’s operating results for the nine months ended March 31, 2010 and 2009.

	Nine months ended March 31, 2010	Nine months ended March 31, 2009
Net Sales	$81,043,203	$49,220,996
Cost of Sales	67,595,344	43,016,707
Gross Profit	13,447,859	6,204,289
Selling, General and Administrative Expenses	7,358,396	6,074,853
Income from Operations	6,089,464	129,436
Other (Expense) Income, Net	(2,254,976)	(534,331)
Income (Loss) Before Provision for Income Taxes	3,834,488	(404,895)
Provision for Income Taxes	1,020,304	100,594
Net Income (Loss)	$2,814,184	$(505,489)

The following table shows the breakdown of production and sales by product categories, and between self use of Weifang Shengtai and sales of cornstarch, for the nine months ended March 31, 2010 and 2009.

Products	Metric Tons Nine months ended March 31, 2010	Metric Tons Nine months ended March 31, 2009	Net Sales (%) Nine months ended March 31, 2010	Net Sales (%) Nine months ended March 31, 2009

Glucose –Sales	97,600	63,918	$42,060,458 (51.90)%	$25,887,701 (52.60)%
Cornstarch-Self use	90,130 (60.05)%	68,063 (63.00)%
Cornstarch-Sales	59,972 (39.95)%	39,971 (37.00)%	$19,085,135 (23.55)%	$10,801,539 (21.94)%
Total Cornstarch	150,102 (100)%	108,034 (100)%
Other Sales			$19,897,610 (24.55)%	$12,531,756 (25.46)%
Total Sales			$81,043,203 (100)%	$49,220,996 (100)%

Net sales for the nine months ended March 31, 2010 were $81,043,203, an increase of $31,822,207, or 64.65%, compared with the same period in 2009. The increase in sales revenue resulted from the increase of the Company’s sales volume and selling prices.

Net sales from exports for the nine months ended March 31, 2010 increased approximately 181% compared with the same period in 2009. The increase is attributable to the recovery of the global economy and the Company’s exporting department reorganization, resulting in an increase in the international demand for the Company’s glucose and corn meal products compared to the same period last year. Domestic sales for cornstarch and other products for the nine months ended March 31, 2010 increased approximately 138% compared with the same period last year. The increase in domestic sales was attributable to the higher demand for the Company’s products and increase in unit sales prices.

Cost of sales for the nine months ended March 31, 2010 was $67,595,344, an increase of $24,578,637, or 57.14%, compared with the same period in 2009. The increase in cost of sales was lower than the increase in net sales. As a result, the gross profit for the nine months ended March 31, 2010 was $13,447,859, an increase of $7,243,570, or 116.75%, compared with the same period in 2009, and the gross profit margin for the nine months ended March 31, 2010 was 16.6%, an increase from 12.6% for the same period in 2009.

While the local government of Changle County, Shandong has stated that its Finance Bureau will repay the amount of $837,684 that the Company paid in the last quarter of calendar year 2009 as guarantor to Agriculture Bank of China on behalf of bankrupt Yong Chang Food Industry Ltd. Co., no payment had been received by the Company at March 31, 2010. The $837,684 was fully written off in the nine months ended March 31, 2010. When it is paid by the Finance Bureau, the $837,684 will be booked as income. The $837,684 is included in selling, general and administrative expenses.

Selling, general and administrative expenses were $7,358,396 for the nine months ended March 31, 2010 compared to $6,074,853 for the nine months ended March 31, 2009. The increase was due largely to the write-off of the payment of $837,684 described above. After deducting the write-off, selling, general and administrative expenses for the nine months ended March 31, 2010 were $6,520,712, an increase of $445,859, or 7.3%, from the nine months ended March 31, 2009.

The Company incurred $476,454 in non-cash stock option expenses for the nine months ended March 31, 2010, which are included in selling, general and administrative expenses.

While the Company’s fiscal year is from July 1 of a year to June 30 of the next year, Weifang Shengtai’s tax year is a calendar year. An adjustment of $193,168 was identified for Weifang Shengtai’s previous tax year and is included in non-operating expense for the nine months ended March 31, 2010.

Net income for the nine months ended March 31, 2010 was $2,814,184, an increase of $3,319,673 compared with a net loss of $505,489 for the same period in 2009. The increase in net income was primarily due to the increase in the sales volume of the Company’s products and the selling prices of the Company’s products.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2010 was $7,345,770, an increase of 554.79%, or $6,223,924 from $1,121,846 provided by operating activities for the same period in 2009. The increase was primarily due to the increase in the Company’s net sales.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2010 was $11,523,426, an increase of 6492.50%, or $11,348,630, from $174,796, as there were very few investing activities in the same period in 2009. The increase in net cash used in investing activities resulted from more capital expenditures for acquisition of fixed assets and intangible assets. Under the current circumstances, management believes that the Company will have limited capital expenditures during the balance of the fiscal 2010 year.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2010 was $6,298,897, an increase of 401.68%, or $8,386,837, from $2,087,940 used in financing activities for the same period in fiscal 2009. The increase in net cash provided by financing activities is mainly attributable to an increase in the Company’s borrowings on short term loans for the nine months ended March 31, 2010.

Loans

Other than the Company’s private placement financing in 2007, the Company has financed its operations primarily through bank loans and operating income. The Company had a total of $36,909,720 short term loans outstanding as of March 31, 2010. Except for the loan from Dezhi Zheng, the loans were secured by the Company’s properties or guaranteed by unrelated third parties. The terms of all these short term loans are for one year. The Company has never defaulted on any of these loans.

The Company has $3,796,568 of non-current payables as of March 31, 2010 and $5,642,556 as of June 30, 2009.

Guarantees

The Company has guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $4,401,000 as of March 31, 2010. The total amount of guarantees provided to the Company by unrelated third parties is $12,029,400 as of March 31, 2010.

Future Cash Commitments and Needs

The Company estimates the need for capital to run new production facilities. The exact amount will be determined based on both the market demand for the Company’s products and the time needed for these facilities to run at full capacity. The Company will carefully review its financial condition and consider financing either with internally generated cash, bank loans or additional equity.  The Company expects that its proceeds from operating cash flows and its cash balances, together with amounts available under its loans, will be sufficient to meet its anticipated liquidity needs for the next twelve months.

Critical Accounting Policies and Estimates

The Company has disclosed in the notes to its financial statements those accounting policies that it considers to be significant in determining its results of operations and its financial position which are incorporating by reference herein. The Company believes that the following reflect the more critical accounting policies that currently affect its financial condition and results of operations.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"), and estimated returns of product from customers. Most of the Company's products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if its product is later determined by the Company to be ineffective. Based on the Company’s historical experience over the past three years, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

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

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company's estimation process. These impacts may be material.

Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with a 3% residual value over the estimated useful lives of the assets.

Foreign currency translation

The Company’s functional currency is Renminbi (or "RMB"). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (formerly SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP”) - a replacement of FASB Statement No. 162”), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (formerly SFAS 166, "Accounting for Transfers of Financial Assets"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (formerly SFAS 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for the Company beginning in the first quarter of fiscal year 2010. The Company does not believe this pronouncement will impact its financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for the Company beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Mr. Qingtai Liu, the Company’s Chief Executive Officer, and Mr. Hu Ye, the Company’s current Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, the Company’s officers concluded that disclosure controls and procedures were not effective and are not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended March 31, 2010, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company becomes involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While the ultimate outcome of these lawsuits and legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item1A Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Reserved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, the "Exchange Act", or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 17, 2010

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hu Ye
Hu Ye
Chief Financial Officer
(Principal Financial Officer)