Form 10-K
period 2010-06-30
Shengtai Pharmaceutical, Inc.
filed 2010-09-28
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 -K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number: 000 - 51312

SHENGTAI PHARMACEUTICAL, INC.
(formerly known as West Coast Car Company)
(Exact name of registrant as specified in its charter )

Delaware	54-2155579
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Changda Road East, Development District, Changle County, Shandong, P.R.C.	262400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including; area code  011 - 86 - 536 - 6295802

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price of $1.20 per share of common stock at which the common equity was last sold on June 30, 2010, the last day of our most recently completed fourth fiscal quarter, as reported on www.yahoo.com was: $10,539,480.

* Excludes 8,782,900 shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of common stock outstanding on June 30, 2010.

There were 19,169,805 shares of Common Stock, par value $0.001, issued and outstanding as of September 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
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

All references to “us,” “we,” the “Company” and “Shengtai” refer to Shengtai Pharmaceutical, Inc., and its subsidiaries, Weifang Shengtai Pharmaceutical Co., Ltd., a wholly foreign-owned entity in the PRC, “Weifang Shengtai,” and Shengtai Holding Inc., a New Jersey Corporation. All references to “China” or the “PRC” refer to the People’s Republic of China.

Overview

Shengtai Pharmaceutical, Inc., the “Company,” was incorporated in 2004 in the State of Delaware.  The Company, through its direct and indirect subsidiaries in China, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin.  Most of the Company’s sales are made in the People’s Republic of China, the “PRC.”

Dextrose, a form of glucose, is one of the most important carbohydrates and the chief source of energy in the human body. As such, dextrose monohydrate is used in a wide array of pharmaceutical products such as transfusions and intravenous drips for restorative and nutritional purposes.

Approximately 49.08% of our revenues for the fiscal year ended June 30, 2010 were attributable to sales of glucose products.

Approximately 26.43% of our sales revenues for the fiscal year ended June 30, 2010 were attributable to sales of starch products.

Our Products

We manufacture products in three categories: (i) raw materials for pharmaceutical and medicinal companies or purposes, (ii) raw materials for the food and beverage industries and (iii) other products.

Raw materials for pharmaceutical and medicinal companies or purposes:

These products accounted for 29.02% of our sales for the fiscal year ended June 30, 2010. Set forth below is a list of our major pharmaceutical and medical grade products:

•	Dextrose Monohydrate

•	Dextrose Anhydrous

•	Dextrin

•	Pharmaceutical Grade Cornstarch

Raw Materials for the Food and Beverage and Processing Industries:

We produce the following raw materials for the food and beverage and processing industries:

•	Rough Glucose for Other Processing Purposes

•	Dextrose Monohydrate Oral

•	Food and Beverage Grade Cornstarch

Other Products

•	Fibers

•	Corn Embryo

•	Corn Meals

•	Mother Liquid

•	Phytin

At the end of June 2007, we set up a new product line to manufacture sodium gluconate. This non-corrosive, non-toxic and highly pure gluconate is widely used in pharmaceutical, construction and chemistry industries. We transferred this product line into a Dextrose Monohydrate Oral production line in May 2009 because we did not achieve economies of scale in the production of sodium gluconate and decided to focus our resources on a main product lines.

Sales of Products by Types and Geographic Locations

Sales by Products	FY 06/30/2009		FY 06/30/2010
Dextrose Monohydrate (DMH)	16,739,854	22.83%	20,550,972	17.72%
Dextrose Anhydrous	8,113,813	11.07%	8,505,783	7.34%
Dextrose Monohydrate Oral	9,371,832	12.78%	22,530,617	19.43%
Pharmaceutical Grade Cornstarch	1,934,937	2.64%	2,463,110	2.12%
Rough Glucose for Other Processing Purposes	2,530,772	3.45%	5,323,891	4.59%
Food and Beverage Grade Cornstarch	15,110,883	20.61%	24,398,245	21.04%
Emulsion	714,764	0.97%	3,792,297	3.27%
Mother Liquid	485,373	0.66%	535,740	0.46%
Dextrin	1,368,214	1.87%	2,134,177	1.84%
Corn Embryo	6,763,477	9.22%	10,100,453	8.71%
Corn Meals	6,063,931	8.27%	9,166,708	7.91%
Fibers	3,754,462	5.12%	6,270,504	5.41%
Others	369,550	0.50%	181,451	0.16%
Total	73,321,862		115,953,948

Approximately 80% of our revenues for the fiscal year ended June 30, 2010 were attributable to domestic sales made in the PRC.

Set forth below is a breakdown of the principal products we sold over the previous two fiscal years and the revenues from such sales.

Sales by Principal Products	FY 06/30/2009 (Revenue) $	% of Total Sales	FY 06/30/2010 (Revenue) $	% of Total Sales
Dextrose Monohydrate (DMH)
Domestic	15,387,809	20.99	18,732,404	16.16
International	1,352,045	1.84	1,818,568	1.57
Dextrose Anhydrous
Domestic	4,888,540	6.67	4,337,312	3.74
International	3,225,273	4.40	4,168,471	3.59
Dextrose Monohydrate Oral
Domestic	6,500,689	8.87	13,710,775	11.82
International	2,871,143	3.92	8,819,842	7.61
Pharmaceutical Grade Cornstarch
Domestic	1,883,655	2.57	2,432,190	2.10
International	51,282	0.07	30,921	0.03

Sales and Marketing

Sales are carried out directly by our sales department and we are not dependent on distributors or middlemen. As of June 30, 2010, all the provinces in the mainland PRC (except Tibet) have been covered by our domestic sales network. Historically, we have exported our products to customers in over seventy countries. We plan to increase our global sales.

Delivery Methods

Our products are delivered by ground transportation, including by rail. Products sold internationally are shipped by sea. We generally bear the costs of transportation. During the quarter ended March 31, 2009 we requested to most of our customers that they bear the cost of transportation. As most of our customers prefer to have us arrange transportation and bear the costs of shipment, we recommenced bearing this cost in April 2009.

The Glucose Production Process

Our glucose is made from enzyme-converted cornstarch. The glucose that we produce is of low heat, endotoxin lower than 0.125Eu/ml, high purity, and meets the production standard lower than 0.06Eu/ml.

Glucose is produced from cornstarch in the following steps:

•	Cornstarch is converted into an emulsion;

•	Alpha-amylase glucoamylase is then added;

•	The emulsion from the chemical reaction made by Alpha-Amylase Glucoamylase is then filtered, discolored, ion-exchanged, inspissated, crystallized, separated and dried; and

•	The cleaned and dried end-products are glucose.

Under normal circumstances, the conversion ratio from cornstarch to glucose is close to 100%, with no rejects and wastes. In case of a power outage or equipment malfunction, sub-standard output, when it is detected by our quality control procedures, is re-processed.

Major Suppliers

The three principal ingredients for glucose production are cornstarch, enzyme preparations, and active carbon. The major suppliers for these raw materials are as follows:

Cornstarch

Cornstarch Manufacturing Facility

The Company’s cornstarch production facility has a maximum capacity of 300,000 tons per year.  During the fiscal year ended June 30, 2010, the Company used internally 138,425 metric tons of corn starch, and sold 88,130 metric tons of corn starch.

During fiscal year 2010, approximately 61% of the cornstarch production plant’s output was used as raw materials for glucose production within the Company, and the other 39% was sold to customers in the food and beverage, pharmaceutical and industrial industries.

Our cornstarch production complex consists of the following areas:

•	Corn storage

•	Cornstarch production line

•	Warehouse for finished product (cornstarch)

•	Logistical and delivery coordination center

•	Environmentally friendly treatment facilities for sewage

Enzyme Preparations

We purchased a total of 238.26 tons of enzyme preparations during the previous two fiscal years.

Active Carbon

Fujian Sha County Qingshan Chemical Carbon Corporation is one of the major active carbon producers in the PRC. We purchased a total of 1,778.45 tons of active carbon from it over the past two fiscal years. There are a number of other suppliers of active carbon from whom we can make purchases, if necessary.

We are not dependent on any single supplier for raw materials and machinery, nor have we ever experienced a shortage in the supply of raw materials or machinery.

Glucose Manufacturing Facility

In July 2008, we completed construction of a new glucose manufacturing facility to boost our production capacity, and at the end of September 2008, the facility passed its GMP inspection. Our glucose production capacity is 170,000 tons per year. During the fiscal year ended June 30, 2010, the Company has sold 131,651 metric tons of glucose products.

Quality Control

Our PRC production facilities are fully certified by applicable PRC regulations for GMP, ISO9001:2000 (ISO9002:2008,ISO22000:2005) and HACCP international quality standards.

We have implemented a three-tier quality control system: production team level, workshop level, and management accountability for quality.  We combine this with strict quality-oriented procedures to ensure that all products are produced in a pollution-free, contamination-free and efficient production environment. A team of workers on-duty is responsible for the smooth operation of the production process by adhering to proper procedures. The intermediate output from each production step is sampled and checked to ensure that the final output meets specified quality standards. Equipment is regularly checked and maintained to ensure proper operation. The quality of the water used in the production process and the level of airborne particles and microbes in the production sites are also regularly checked to eliminate contamination. The quality of all output is reviewed by the General Manager of the Quality Control Department, and ultimately approved by the CEO. A full set of written quality control records is maintained.

The quality indices of our manufactured glucose are as follows:

•	Properties : white crystal, granular powder, odorless, sweet taste, easy soluble in water, slightly soluble in alcohol
•	Specific rotatory power : +52.0 degrees— +53.5 degrees
•	Dry loss : ≤9.5% Chloride: <0.02% Sulfate: <0.02%

•	Alcohol - insoluble matter: ≤5mg
•	Ferrous salt: <0.002% Ignition residue: 0.08% Heavy metal: ≤20ppm Arsenide: <2ppm
•	Sulfite and soluble starch: appear yellow when added to an iodine test solution.

The quality indices of our Dextrose Monohydrate Transfusion (liquid glucose) are as follows:

Perceptual index
•	Appearance: colorless without the impurity that can be seen by the naked eye.
•	Odor: no unusual odor
•	Taste: Clear sweet

Physical and chemical index
•	Solid substance: more than 84%
•	DE: 38-42
•	PH: 4.6 -6.0
•	Maltose content: 8% - 20% Transmittance (426nm): more than 94
•	Coke Temperature: more than or equal to 125
•	Ash: no more than 0.3%

Hygienic index
•	As: not more than 0.5mg/Kg
•	Pb: not more than 0.5mg/Kg
•	Bacterium total: not more than 1,000/g
•	E. coli: not more than 30/100g
•	Pathogen: No

Market Analysis

Industry Overview and Trends

The process of pharmaceutical transfusion was first put to use in 1832. Since then clinical transfusion has grown from its rather limited choice of original physiological brine to more than 200 different kinds of transfusion media.

The diverse range of transfusion media can be grouped into five categories:

•	Body fluid balance (Isohydria)

•	Nutritional transfusion

•	Dialyzate

•	Plasma expander

•	Therapeutic transfusion (including herbal transfusion)

Dextrose Monohydrate is widely used medically and clinically for restorative and nutritional purposes. For example, a solution of pure glucose, Dextrose or D-glucose, has been recommended for use by subcutaneous injection as a restorative measure after major operations or as a nutritive measure in debilitating diseases.

Dextrose Monohydrate is widely used in hospitals and clinical institutions in the PRC and is covered by the PRC Government-subsidized Medical Insurance Scheme.

Glucose exists in many forms in nature, including in plants, fruits, honey and animal products. In human bodies, every 100 ml of blood typically contains 80-120 mg glucose. Glucose is the ingredient for many saccharide compounds such as saccharose, maltose, starch, glycogen and vitamins. The properties of glucose are summarized as: white crystal with sweet taste, easily soluble in water, difficult to dissolve in alcohol, insoluble in organic solvents such as ether, chloroform and neutral reaction to litmus.

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

Glucose is used by the pharmaceutical and chemical industries in a variety of ways. By different reaction mechanisms, different types of chemical compounds are produced, by the self-oxidation and combination mechanism to produce calcium gluconate, zinc gluconate, and glucorone; by the hydro-reduction mechanism to produce sorbic alcohol and manno-alcohol, or to produce Vitamin B2, glutamine, ribose, and other vitamins.

Target Market

Our principal customers are:

•	Healthcare Institutions

•	Medical supply companies

•	Pharmaceutical companies

•	Medical supply exporters

•	Food and beverage companies

We market our products within the PRC and plan to expand our export business as we increase our production capabilities.

Our competitiveness is reflected in the following:

•	High quality, pharmaceutical grade products

•	Certified product reliability

•	On-time deliveries

•	New and improved medicinal products and packaging

•	Excellent service and support

•	Excellent referrals

Domestic and International Market

We continue to plan to export more products to overseas markets. Our export revenues of Dextrose Monohydrate, anhydrous glucose and oral glucose from top four export markets are summarized as follows:

South Korea

Products exported: Dextrose Monohydrate Oral and Dextrose Anhydrous

FY2009	FY2010
$1,204,513	$5,722,804

India

Products exported: Dextrose Monohydrate Oral, Dextrose Monohydrate transfusion

FY2009	FY2010
$56,790	$3,361,530

Bangladesh

Product exported: Dextrose Monohydrate Oral

FY2009	FY2010
$536,864	$1,897,385

Indonesia

Products exported: Dextrose Monohydrate

FY2009	FY2010
$90,900	$1,253,158

Competition

Some of our competitors and their main products are listed below.

•	Dong Ping Rui Xing Petrochemical Company Ltd (trans)

•	North China Pharmaceutical Production Company Ltd (trans)

•	Ci Feng Pharmaceutical Production Company Ltd (trans)

•	Yi Kan Pharmaceutical Production Company Ltd (trans)

•	Hebei Shengxue Company Ltd (andh)

•	Northern China Kan Yin Pharmaceutical Product Company Ltd (trans)

•	Shandong Xi Wang Company Ltd (oral)

•	QingHuangDao Lihua Glucose Company Ltd (oral)

•	Hebei Hua Ying Glucose Company Ltd (oral)

•	Cargill USA (trans), (oral)

•	CPI USA (oral) ,(andh)

•	Roquette (trans), (andh)

•	Cerestar (trans), (andh)

•	Hebei Zhou Ping Rui Xue Glucose Company Ltd (andh)

•	Hebei Linhua Glucose and Medicinal Production Company Ltd (andh)

(trans – competitor in Dextrose Monohydrate transfusion solution)
(oral – competitor in oral Dextrose Monohydrate)
(andh – competitor in Dextrose Anhydrous)

Among our domestic competitors, we are the largest manufacturer of pharmaceutical grade glucose. Internationally, we have the following significant advantages.

Competitive Advantages

With the PRC being a major corn-producing region of Asia, and Shandong being the major corn-producing province of the PRC, our operating subsidiary Weifang Shengtai, located in Shandong, has the advantage of receiving a steady supply of raw materials nearby with low transportation costs.

In Changle County where we are located, there is plenty of land for us to expand.

We export to markets such as South Korea, Russia, Australia and Singapore and seventy other countries. Taking into consideration the geographical proximity and cross-cultural similarities with the Northern and South-Eastern Asian markets, we can be competitive in terms of product price, delivery lead-time and customer service responsiveness.

With our cornstarch facility close to the existing glucose manufacturing facility and the new glucose manufacturing facility, we are able to stabilize our glucose’ raw material costs and production, and enable our glucose production facility to function at maximum capacity for both domestic and export markets.

We are one of the leading producers of pharmaceutical Dextrose Monohydrate products in the PRC, with an estimated 30% of the overall PRC market share and have production lines for a full set of Dextrose Monohydrate products. Other suppliers of pharmaceutical Dextrose Monohydrate products do not have production lines for a full set of Dextrose Monohydrate products.

Backlog

Our orders are processed on a made to order basis.  We do not have any backlog of orders.

Growth Initiative

We have developed and implemented the following initiatives to achieve our goals for growth:

•	Vertical integration of our manufacturing capabilities from cornstarch to glucose

Our cornstarch plant can lower production costs and improve profit margin because higher-quality and lower cost raw materials can be produced in-house and there is little transportation cost because the cornstarch processing plant is situated next to and connected to the glucose production factories. This will, to a certain extent, shield us from external cornstarch price fluctuation, thus protecting or improving profit margins.

•	Increase glucose production capabilities to meet market demands

Overseas demand of our glucose products had not been fully satisfied in the past before the economic crisis because our products have been sold out at home due to a strong domestic demand in the PRC.  Our cornstarch processing plant will supply enough raw materials to produce additional glucose to fulfill more overseas orders.  In line with this, we completed our new glucose manufacturing facility in July 2008, which is ramping up its production capacity.

•	Expand our marketing and sales efforts to identify and secure additional domestic customers and increase our export sales

We (i) optimize our web site to describe and promote our business, (ii) reorganize sales department, (iii) buy advertisements for various search words and phrases (e.g., the word, "glucose,” on Google, Yahoo and major PRC search engines), (iv) conduct seminars at various trade show events to promote our products, and (v) optimize our web site so that people doing ‘natural’ searches will see the web site link on the first page of the search by refining the Search Engine Optimization.

Major Customers

Our customers are principally located in the PRC. Our principal customers are hospitals and pharmaceutical companies. Below is a list of our largest PRC customers:

•	Shandong Xiwang Food Co Ltd

•	Qingdao Chenyu Biochemistry Technology Co Ltd

•	Qingdao Shizhan Technology Co Ltd

•	Luogaite (China) Fine Chemical Co Ltd

•	Weifang Phoenix Paper Co Ltd

•	Shandong Xinxinhai Cereals and Oil Industrial Co Ltd

•	Shandong Fufeng Zymosis Co Ltd

•	Anhui Shuanghe Pharmaceutical Co Ltd

•	Weifang Yongchang Feedstuff Co Ltd

•	Weifang Xingda Feedstuff Co Ltd

No customer accounted for more than 10% of our sales for fiscal years ended June 30, 2010, and 2009.

Intellectual Property

Ownership of the trademark, "Heng De Bao," was transferred to us at no charge from Changle Medical Starch Factory (our State-owned predecessor company) on or about July 28, 2000. The trademark was assigned by the Chinese Trademark Bureau and registered under classes 31 (pharmaceutical starch and white dextrin) and 5 (pharmaceutical glucose). The class 31 registration is valid through June 9, 2019, while the class 5 registration was renewed and valid till May 9, 2011. International Class Code 5 covers pharmaceuticals, veterinary and sanitary preparations; dietetic substances adapted for medical use; food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides. International Class Code 31 covers agricultural, horticultural, and forestry products and grains not included in other classes; live animals, fresh fruits and vegetables; seeds, natural plants, and flowers; and malt which is animal food.

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

We have obtained Certificates of Good Manufacturing Practices for Pharmaceutical Products, "GMP Certificates,” issued by the PRC State Food and Drug Administration. The GMP Certificates certify that we have complied with the requirements of Chinese Current Good Manufacturing Practices for Pharmaceutical Products in the manufacture of Dextrose Monohydrate oral glucose, Dextrose Monohydrate glucose, and Anhydrous glucose and the GMP Certificate is valid through November 10, 2013 respectively.   Additionally, we have obtained Drug Registration Certificates for glucose and glucose pro oral from the State Food and Drug Administration in accordance with the PRC Medical Products Governance Law and its implementing regulations.

Environmental Compliance

We are subject to PRC environmental laws, rules and regulations that are standard to manufacturing facilities.

All of our production lines including the new glucose production lines have passed inspection by the Environmental Protection Bureau of the PRC and were issued Certificates of Qualification.

Employees

As of June 30, 2010, we employed approximately 740 full-time employees. Of these, there are 8 directors, approximately 28 in sales, approximately 136 performing operating and administrative functions and approximately 568 in production, storage and distribution.

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

Over the last few years, the PRC's economy has registered a high growth rate. During the past ten years, the rate of inflation in the PRC has been as high as 5.9% and as low as -1.4%. (Statistics Bulletin, National Bureau of Statistics, the People’s Republic of China, http://www.stats.gov.cn/tjgb/index.htm) Recently, there have been indications that rates of inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These corrective measures were designed to restrict the availability of credit or regulate growth and contain inflation. These measures have included devaluations of the PRC currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. Such measures could harm the market for our products and inhibit our ability to conduct business in the PRC.

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

In addition, some of our present and future executive officers and our directors, most notably, Mr. Qingtai Liu, Mr. Yongqiang Wang, Mr. Hu Ye, Mr. Fei He and Mr. Yaojun Liu, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

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

While we have expansion plans, which include making full use of the newly built cornstarch manufacturing plant, partially completed and operational since January 2007, upgrading our existing glucose manufacturing facility, building a new glucose manufacturing facility and expanding our sales overseas, there is no guarantee that such plans will be implemented or that they will be successful. These plans are subject to, among other things, their feasibility to meet the challenges we face, our ability to arrange for sufficient funding and the ability to hire qualified and capable employees to carry out these expansion plans.

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

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, or a modern western style of banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees qualified in these areas to work for our operating company in the PRC. As a result of these factors, we have had, and may continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices relating to our PRC operations that meet Western standards.  We have discovered material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  We concluded that our internal control over financial reporting and disclosure controls and procedures are not effective, although we believe that the financial statements included in our past filings correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.  Accordingly in the future there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

2. We plan to train our internal accountants well in U.S. GAAP principles and reporting. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

3. We had set up a team comprised of staff from different departments to conduct internal audit function periodically. We are also planning to establish an internal audit unit to establish effective internal control. We plan to allocate sufficient resources to achieve an effective internal audit function.

4. We have appointed Mr. Hu Ye as CFO, who has held positions of CFO at companies that operate in China and are listed on NYSE AMEX and OTC BB in the US.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants.  The SEC extended the compliance dates for non-accelerated filers like us.  Accordingly, the annual assessment of our internal controls first applied to our  annual report for the 2010 fiscal year and the attestation requirement of management's assessment by independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in the future in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  Since we cannot assess our internal control over financial reporting as effective, and our independent registered public accountants are unlikely to be able to provide an unqualified attestation report, investor confidence and share value may be negatively impacted.

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

Enforcement against us or our directors and officers may be difficult

Because our principal assets are located outside of the U.S., and four of our five directors and all of our officers reside outside of the U.S., it may be difficult for you to enforce your rights based on U.S. Federal securities laws against us and our officers and some directors or to enforce a U.S. court judgment against us or them in the PRC.

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

Inadequate funding for our capital expenditures may affect our growth and profitability

Our sales revenues have increased from $19,999,826 for the year ended June 30, 2004, to $115,953,948 for the year ended June 30, 2010. Our continued growth is dependent upon our ability to raise capital from outside sources and improvement of profitability. Our ability to obtain financing will depend upon a number of factors, including:

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

There is currently a limited trading market for our common stock

Our common stock has been quoted on the over-the-counter Bulletin Board since January 2007. Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NYSE Alternext. You may not be able to sell your shares due to the absence of an established trading market.

Our common stock is subject to the Penny Stock Regulations

Our common stock is, and will continue to be, subject to the SEC's "penny stock" rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse.

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

A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our current holders of common stock. We have successfully registered for public resale 8,750,000 shares, as well as 4,375,000 shares issuable on exercise of the attached warrants, belonging to our investors and the availability for public resale of those shares may depress our stock price.

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

Item 2. Properties.

Our facility in the PRC is located at the Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right." From March 2000 to June 2007 Weifang Shengtai purchased various land use rights in succession for a total price of approximately $2,243,000. Weifang Shengtai obtained another land use right in July 2007 for a price of approximately $314,000. Weifang Shengtai obtained a new land use right in March 2008 for a price of $346,410. In May 2008, the Company paid approximately $734,000 to a local government which enabled the land use right to be classified from industrial use to commercial use. From July 2008 to June 2010, the Company incurred additional cost relating to various land use rights for approximately $480,520 and sold a piece of land use right for approximately $474,610. As a result Weifang Shengtai has the right to use various parcels of land that range from 20 to 50 years in term, all of which are currently being used by Weifang Shengtai for its business.

Weifang Shengtai occupies an area of approximately 252,275 square meters (62.34 acres) in Changle Economic and Technology Development Zone. Set forth below is the detailed information regarding the land:

Location	Area (square meters)	Construction on the Land	Expiration
Changle Economic and Technology Development Zone	85,880.43	New glucose production complex	April 20, 2057
Changle Economic and Technology Development Zone	14,696	(Reserved for future growth)	January 14, 2030
Changle Economic and Technology Development Zone	73,313.38	Old glucose production facility	April 28, 2052
Changle Economic and Technology Development Zone	19,692.4	Office and staff buildings	September 21, 2052
Changle Economic and Technology Development Zone	58,692	Cornstarch processing plant (11,800 sq meters)	April 2, 2054

Item 3.  Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities.

Market Information

We began trading on the Over the Counter Bulletin Board on January 12, 2007, and our symbol is "SGTI.OB." Prior to that, there had never been any established public market for shares of our common stock. The following table sets forth for the period indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of September 23, 2010, the last reported bid price of our common stock was $1.20 per share and the last reported ask price was $1.20 per share.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
September 30, 2009	$0.95	$0.90
December 31, 2009	$1.11	$1.05
March 31, 2010	$1.65	$1.35
June 30, 2010	$1.20	$1.10

Holders

As of September 23, 2010, there were 19,169,805 shares of our common stock issued and outstanding and there were 31 holders of record of our common stock.

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

Equity Compensation Plan Information and Warrants and Options

As of September 23, 2010, we had 4,398,945 outstanding warrants to purchase 4,398,945 shares of common stock. Set forth below is a description of our outstanding warrants.

On May 15, 2007, we entered into a share purchase agreement and completed a private placement of our shares and warrants. Under the share purchase agreement we sold to the Selling Stockholders for $2.00 per share, or a total of $17,500,000, an aggregate of 8,750,000 shares of common stock and 4,375,000 warrants to purchase 4,375,000 shares of common stock. The exercise price of the warrants is $2.60 per share, as adjusted, and the warrants expire on May 15, 2012 .

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

As part of their consideration for acting as placement agent for the May 15, 2007 private placement, Brill Securities, Inc., received five year warrants to purchase 218,750 shares of common stock at an exercise price of 2.60 per share, as adjusted. These have the same terms as the warrants issued to the Selling Stockholders in the May 15, 2007 private placement.

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” the “Stock Incentive Plan.”

On May 14, 2008, the Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $3.34, which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years from the date of grant.

In the Chief Financial Officer employment agreement, the “Employment Agreement,” entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 300,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of the option. The Company valued the shares at $2.60 per share, which represents 130% of the fair market value being calculated in the private placement price on May 15, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	685,000	$3.02	2,068,700
Total	685,000	$3.02	2,068,700

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Consolidated Statements of Operations	2010	2009	2008	2007	2006

Sales revenue	$115,953,948	$73,321,862	$90,871,223	$51,706,215	$36,029,179

Cost of good sold	98,276,190	65,799,486	70,613,757	39,527,662	27,568,092

Gross profit	17677,759	7,522,376	20,257,466	12,178,553	8,461,087

Research and development expense	____—	365,689	—	—	—

Selling, general and administrative expenses	10,281,788	8,607,560	7,390,623	4,674,679	3,831,778

Operating income (loss)	7,395,970	(1,450,873)	12,866,843	7,503,874	4,629,309

Other income (expense), net	(2,598,285)	(1,213,015)	(1,810,530)	524,088	(418,398)

Income (loss) before income taxes	4,797,685	(2,663,888)	11,056,313	8,027,962	4,210,911

Provision for income taxes	1,598,704	—	645,988	878,836	—

Net income (loss)	$3,198,981	$(2,663,888)	$10,410,325	$7,149,126	$4,210,911

Foreign Currency Translation Adjustment	262,776	225,362	3,890,123	641,596	185,402
Comprehensive Income (loss)	$3,461,757	$(2,438,526)	$14,300,448	$7,790,722	$4,396,313
Earning (loss) per share - basic	$0.17	$(0.14)	$0.55	$0.64	$0.42
Earning (loss) per share - diluted	$0.17	$(0.14)	$0.52	$0.62	$0.42
Basic weighted average common shares outstanding	19,169,805	19,139,394	18,993,789	11,251,712	10,125,000
Diluted weighted average common shares outstanding	19,169,805	19,139,394	19,874,486	11,477,545	10,125,000

	Year Ended June 30,
Consolidated Balance Sheets	2010	2009	2008	2007	2006

Current Assets	$43,522,824	$48,453,449	$24,282,846	$31,266,489	$12,149,634
Total Assets	130,754,611	124,931,365	101,313,662	73,760,133	31,271,457
Current Liabilities	78,312,045	74,335,910	51,904,264	38,468,085	23,612,427
Total Liabilities	81,658,381	79,978,466	54,558,259	42,129,557	24,614,027
Total Stockholders’ Equity	49,096,231	44,952,899	46,755,403	31,630,576	6,657,430

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

Overview

Shengtai Pharmaceutical, Inc., the “Company,” was incorporated in 2004 in the State of Delaware.  The Company, through its direct and indirect subsidiaries in China, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such a corn meals, food and beverage glucose and dextrin.  Most of the Company’s sales are made in the People’s Republic of China, the “PRC.”

During the reporting period, we increased our production of pharmaceutical grade glucose products, in particular dextrose monohydrate. Dextrose monohydrate is one of the five most important medical prescriptions in the PRC and one of the most widely used pharmaceutical products for restorative and nutritional purposes. It is used as a raw material in a wide array of pharmaceutical products such as transfusions and intravenous drips.

Our cornstarch production capacity has been enhanced to 300,000 tons a year. This complex is close to our existing glucose production plant and new glucose production complex which was completed in July 2008. The new facility of glucose allows us to use self-produced cornstarch to produce glucose and to be able to ensure the adequacy and quality of the cornstarch we use. Since cornstarch is produced on our premises, we are able to eliminate costs to ship the cornstarch to our glucose production facility, thus resulting in lower manufacturing costs.

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

The analysis of the consumption of glucose products by the China Starch Industry Association and the disposable income per capita from China National Statistics Bureau indicates that there is a strong correlation between the consumption of glucose products and the disposable income per capita.

Higher living standards are predicted to lead to higher consumption of pharmaceutical dextrose. The recovering economic growth, the rising purchasing power of domestic market, the government as well as the public awareness of quality healthcare products, are all drivers to the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the selling prices of our major products, our revenues and our gross profit margin.

Management has been placing emphasis on (i) product quality control (ii) enhancement of operating efficiency (iii) expansion of geographical coverage and diversification of customer base, and (iv) new product development. We believe that these points of management are essentially for maintaining our competitiveness.

The Company’s new glucose production facility passed GMP inspection, and the Company’s facilities and many of its products are fully certified for GMP, IS09001:2000 and HACCP international quality standards, and globally certified Halal, Kosher and NON-GMO IP. The rate of quality output, output conforming to pharmaceutical-grade glucose product specifications, is maintained at 100%.

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

During the reporting period under review, we managed to successfully expand our domestic sales network. As of June 30, 2010, the Company’s sales network covered almost all provinces of mainland China except the Tibet Autonomous Region. Historically, we exported our products to customers in over seventy countries, and we plan to increase our global sales in the coming years.

We constantly strive to broaden and diversify our customer base. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. Our top ten customers accounted for only 30.44% for our total sales for the fiscal year ended June 30, 2010.

With the recovery of the world and China economy, management has seen increased sales trend that would improve our market and financial positions. We will continue to identify and pursue product quality and innovative technology to increase our market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in our sales growth in next few years. Our ability to meet increased customer demand and stay profitable will however still depend on factors such as world and china economic recovery, market demand, our production capacity, and working capital.

Result of Operations

Year Ended June 30, 2010 Compared with Year Ended June 30, 2009

The following table shows our operating results for the fiscal years ended June 30, 2010 and 2009.

	Fiscal Year ended June 30, 2010	Fiscal Year ended June 30, 2009
Sales Revenue	$115,953,948	$73,321,862
Costs of Goods Sold	98,276,190	65,799,486
Gross Profit	17,677,759	7,522,376
Research and development expense	—	365,689
Sales, General and Administrative Expenses	10,281,788	8,607,560
Operating Income (Loss)	7,395,970	(1,450,873)
Other Income (Expense), Net	(2,598,285)	(1,213,015)
Income (loss) before Income Taxes	4,797,685	(2,663,888)
Provision for Income Taxes	1,598,704	—
Net Income (loss)	3,198,981	(2,663,888)

Sales revenue for the fiscal year ended June 30, 2010 was $ 115,953,948, an increase of $ 42,632,086, or 58% compared with the corresponding period in 2009. The increase in sales revenue resulted from the increase of the Company’s sales volume and selling prices. Net sales from exports for the year ended June 30, 2010 increased approximately 131% compared with the same period in 2009. The increase is attributable to the recovery of the global economy and the Company’s reorganization of its exporting department, resulting in an increase in international demand for the Company’s glucose and corn meal products compared to the same period last year. Domestic sales for cornstarch and other products for the year ended June 30, 2010 increased approximately 55% compared with the same period last year. The increase in domestic sales was attributable to the higher demand for the Company’s products and increase in unit sales prices.

Costs of goods sold for the year ended June 30, 2010 was $98,276,190, an increase of $32,476,704, or 49% compared with the corresponding period in 2009. The increase in cost of sales was lower than the increase in net sales. As a result, the gross profit for the year ended June 30, 2010 was $17,677,759, an increase of $10,155,383, or 135%, compared with the same period in 2009, and the gross profit margin for the year ended June 30, 2010 was 15.2%, an increase from 5.0% for the same period in 2009.

While the local government of Changle County, Shandong has stated that its Finance Bureau will repay the amount of $837,684 that the Company paid in the last quarter of calendar year 2009 as guarantor to Agriculture Bank of China on behalf of bankrupt Yong Chang Food Industry Ltd. Co., no payment had been received by the Company on June 30, 2010. Hence, the $837,684 was fully written off in the year ended June 30, 2010. When it is paid by the Finance Bureau, the $837,684 will be booked as income. The $837,684 is included in selling, general and administrative expenses.

Selling, general and administrative expenses were $10,281,788 for the year ended June 30, 2010 compared to $8,607,560 for the year ended June 30, 2009. The increase was due largely to the write-off of the payment of $837,684 described above and other year-end adjustments. After deducting the write-off, selling, general and administrative expenses for the year ended June 30, 2010 were $9,444,104, an increase of $836,544, or 10%, from the year ended June 30, 2009. The Company incurred $635,272 in non-cash stock option expenses for the year ended June 30, 2010, which are included in selling, general and administrative expenses.

Net income for the year ended June 30, 2010 was $3,198,981, an increase of $5,862,869, compared with a net loss of $2,663,888 for the same period in 2009. The increase in net income was primarily due to the increase in the sales volume of the Company’s products and the selling prices of the Company’s products.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for fiscal year 2010 was $9,578,970 compared to $1,287,385 used in operating activities for fiscal year 2009. The increase was mostly due to the increase of sales volume of our products and the increase in selling prices of our products. Cash paid for income taxes was $1,134,656 in 2009 and $1,674,045 in 2010.  No payments for past years are expected in the future, but, as disclosed in Note 7, the effective tax rate will rise from 12% to 25% in August 2009, when the Company’s tax exemptions will expire.

Investing Activities

Net cash used in investing activities for fiscal 2010 was $16,576,493 compared to $1,432,818 used in investing activities for fiscal year 2009.  The investing activities helped the Company increase its production capacity via purchase of equipment and optimization in production process.

Financing Activities

Net cash provided by financing activities for fiscal 2010 was $9,702,081 compared to $1,087,699 provided by financing activities for fiscal year 2009.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$964,228	$964,228	$0	$—	$—
Capital Lease Obligations	4,697,091	1,350,755	3,346,336	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$5,661,319	$2,314,983	$3,346,336	$—	$—

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $40,153,980, and $25,637,500 short term bank loans outstanding as of June 30, 2010, and 2009, respectively. The loans were secured by Weifang Shengtai’s properties and accounts receivable. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any loans.  In addition Weifang Shengtai had $17,823,300 and $35,218,600 in short-term notes due to banks as of June 30, 2010 and 2009, respectively.  These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

Weifang Shengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $3,346,336, and $5,642,556, as of June 30, 2010 and 2009, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $2,946,000, and $10,108,500 as of June 30, 2010, and 2009. Some unrelated third parties have guaranteed approximately $ 8,838,000, and $47,671,100 of our debt, as of June 30, 2010 and 2009 respectively.

Future cash commitments

The Company estimates the need for capital to run new production facilities. The exact amount will be determined based on both the market demand for the Company’s products and the time needed for these facilities to run at full capacity. The Company will carefully review its financial condition and consider financing with internally generated cash, bank loans or additional equity.  The Company expects that its proceeds from operating cash flows and its cash balances, together with amounts available under its loans, will be sufficient to meet its anticipated liquidity needs for the next twelve months.

Critical Accounting Policies and Estimates

We have disclosed in the notes to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporating by reference herein. The following reflects the more critical accounting policies that currently affect our financial condition and results of operations.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, with a 3% residual value, over the estimated useful lives of the assets.

Foreign currency translation

Our functional currency is Renminbi, “RMB.” Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income.” Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Item7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk.

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended June 30, 2010, there were no changes in and disagreements with accountants and financial disclosure.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mr. Qingtai Liu, the Company’s Chief Executive Officer, and Mr. Hu Ye, the Company’s current Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, the Company’s officers concluded that disclosure controls and procedures were not effective and are not adequately designed to ensure that the information required to be disclosed by the Company in the Company’s reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2010, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

We have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was not effective and identified the material weaknesses in the Company’s internal control over financial reporting as stated below.

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

Due to those above material weaknesses, during the annual audit process for the year ended June 30, 2010, our independent auditor proposed material adjustments to allowance for bad debt, interest expenses from the capital lease equipment, unrecorded restricted cash and notes payable.

Management Remediation Plan

During its audit of our consolidated financial statements for the fiscal year ended June 30, 2010, our independent registered public accounting firm reported material weakness in our financial statement reporting process.

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

2. We plan to train our internal accountants in U.S. GAAP principles and reporting. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

3. We are also planning to establish an internal audit unit to establish effective internal control. We plan to allocate sufficient resources to achieve an effective internal audit function.

We believe that the steps we are taking are necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

The management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission regarding smaller reporting companies.

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

Directors and Executive Officers	Position/Title	Age
Qingtai Liu	Chief Executive Officer / Director	53
Yongqiang Wang*	Director	41
Chris W. Wang**	Director	39
Changxin Li***	Director	50
Winfred Lee	Director	49
Yaojun Liu****	Director	34
Fei He****	Director	42
Yiru Shi*****	Chief Financial Officer	37
Hu Ye******	Chief Financial Officer	48

*Mr. Yongqiang Wang was appointed chief financial officer in November 2009 and resigned in March 2010.
**Mr. Chris Wang resigned as a director on October 31, 2009.
***Mr. Changxin Li resigned as a director on May 31, 2010.
****Mr. Yaojun Liu and Mr. Fei He were appointed directors on June 1, 2010.
*****Ms. Shi resigned as chief financial officer in November 2009.
******Mr. Hu Ye was appointed chief financial officer in March 2010.

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu, 53, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr. Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard. Over the years, Mr. Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.  Mr. Liu has not been involved in legal proceeding for the past ten years.

Yongqiang Wang, 41, graduated with an Associates degree from the Shandong Economic and Management Institute. Mr. Wang joined Weifang Shengtai in April 2006 as Assistant to the Chief Executive Office with major responsibilities in supervising the Finance Department.  He assumed the position of Manager of the Finance Department of Weifang Shengtai in February 2007.  Before he joined Weifang Shengtai, Mr. Wang was Finance Manager at Shandong Lehua Group Co., Ltd from January 1996 to April 2006, and Finance Manager at Shandong Hongxiang Food General Factory from January 1994 to December 1995.  Mr. Wang has not been involved in legal proceeding for the past ten years.

Wenbing Christopher Wang, 39, has served as Chief Financial Officer of Fushi Copperweld, Inc. since December 13, 2005 and on January 21, 2008 was appointed as its President and director. Mr. Wang has served as Chief Financial Officer of Dalian Fushi since March 2005.  Prior to Fushi, Mr. Wang was an Executive Vice President of Redwood Capital, Inc. from November 2004 to March 2005 and an Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Mr. Wang worked for Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as a Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine. Mr. Wang resigned from the board of directors of the Company with effect from October 31, 2009.

Changxin Li, 50, has been the Medical Director of both the Echocardiography Laboratory and Cardiopulmonary Department of the Otsego Memorial Hospital since 2005, Medical Director, Cardiac Rehabilitation since January 2009 and Medical Director, Intensive Care Unit since July 2009. He has also been an internist with the Otsego Memorial Hospital since 1995. Mr. Li graduated with an MB from the Weifang (formerly Changwei) Medical College, Weifang, Shandong, China in 1982 and a PhD from the Department of Physiology, University of Alberta, Edmonton, Alberta, Canada in 1990. He is a Fellow of the American College of Physicians (USA).  Mr. Li resigned from the board of directors of the Company with effect from June 1, 2010.

Winfred Lee, 49, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society.  Mr. Lee has not been involved in legal proceeding for the past ten years.

Yaojun Liu, 34, is currently a partner at Global Law Office, a law firm based in Beijing, the PRC since 2006. Prior to that, between 2003 and 2006, Mr. Liu served as an attorney at Jingtian & Gongcheng Law Firm, a law firm based in Beijing, the PRC. Before practicing law, Mr. Liu was a senior project manager at the Investment Banking Headquarter of Haitong Securities Co., Ltd. Mr. Liu graduated with a Master of Economic Law from Renmin University, Beijing, China in 2001. He then graduated with a LL.M. of Commercial Law from University of Sheffield, UK in 2003. Mr. Liu is a Qualified Practice Lawyer and also a Certified Public Accountant in China. Since June 2008, Mr. Liu has been the Board member of Yuhe International, Inc. Mr. Liu has not been involved in legal proceeding for the past ten years.

Fei He, 42, is a Strategy and M&A director of DSM (China) Limited responsible for strategy and mergers and acquisitions since 2007.  Mr. He worked for A.T. Kearney in China and led the strategic consultation for several merger and acquisition projects in the hi-tech industries in China. Before going back to China, Mr. He was a director of the WOLVERINE Venture Capital Fund in the United States between 2002 and 2005. Prior to that, Mr. He worked for Pfizer in the United States since 1998 in several positions as post-doctoral researcher, senior scientist and business development manager. Mr. He graduated with a Bachelor of Science from Beijing University, Beijing, China in 1990. He then graduated with a Ph. D. of Chemistry from University of California, Davis in 1998. Mr. He also obtained a Master of Business Administration from University of Michigan Ross School of Business in 2004. Mr. He has not been involved in legal proceeding for the past ten years.

Yiru Shi, 37, served as audit manager for Kabani & Co., Inc., Controller at Aroa Marketing, Channel Program Manager at Sun Microsystems and financial analyst at Hewlett Packard China, obtained MBA from University of California, Irvine, Bachelors degrees in Computer Science and International Trade and Business from Beijing Polytechnic University and is a Certified Public Accountant.  Ms. Shi resigned in November 2009.

 Hu Ye, 48, served as the CFO of China Shen Zhou Mining & Resources, Inc. from June 2008 to March 2009 and the CFO of Si Mei Te Food Ltd. from May 2009 to September 2009.  He worked in China as the CFO of Odysys International Ltd. from December 2003 to March 2006, CFO of BOCO Enterprises Ltd. from March 2006 to March 2007 and from December 2007 to May 2008, and CFO of EMarket Holding Group Corp. from March 2007 to November 2007. From January 2002 to September 2003 Mr. Ye was a consultant at Securitization Finance, CIT Group, Inc. in Canada. From June 1999 to March 2001 Mr. Ye was an Assistant Vice-President in Finance, Corporate and Institutional Client Group of Merrill Lynch Canada. From January 1990 to June 1999, Mr. Ye worked as a financial analyst of Finance and Tax, and a Financial Control Administrator at Mackenzie Financial Corporation in Canada. Mr. Ye has been serving as Non-Executive Board Member of Beijing Heidrick & Struggles International Management Consulting Co. Ltd. since July 2006; Non-Executive Board Member of CIC Mining Resources Ltd. since February 2009. Mr. Ye has not been involved in legal proceeding for the past ten years.

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

Our directors and executive officers have not, during the past five years:

☐	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

☐	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

☐
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

☐
been found by a court of competent jurisdiction, in a civil action, the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, the "SEC.” Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe that our directors, officers and persons who own more than ten percent of a registered class of our equity securities have complied with all applicable Section 16(a) filing requirements..

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We endeavor to provide our “named executive officers,” as defined in Item 402 of Regulation S-K, with a competitive base salary that is in- line with their roles and responsibilities when compared to peer companies of comparable size in the same or similar locality.

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

We have formed a Compensation Committee of the Board of Directors comprised solely of independent directors to oversee the compensation of our named executive officers. The members of our Compensation Committee are Fei He (Chairman), Yaojun Liu and Winfred Lee.  The Board has determined that all members of the compensation committee are independent directors under the rules of the Nasdaq Stock Market or NYSE Amex, as applicable. The compensation committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. The compensation committee operates under a written charter that is made available on the website mentioned above.

Summary Compensation Table

The following is a summary of the compensation we paid for each of the two years ended June 30, 2010, and 2009, respectively (i) to the person who acted as our principal executive officer during our fiscal years ended June 30, 2010 and 2009, and (ii) to the former employee who received compensation in excess of $100,000 for one of these years. None of our other executive officers received compensation in excess of $100,000 for any of these two years.
Name and Principal Position	Year	Salary($)	Bonus($)	StockAwards($)	Option Awards($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($ )	All Other Compensation ($)	Total ($)

Qingtai Liu (1)	2010	120,000	—	—	—	—	—	—	120,000
	2009	120,000	—	—	—	—	—	—	120,000

Ye Hu (2)	2010	48,831	—	—	46,303	—	—	—	95,134
	2009	—	—	—	—	—	—	—	—

Yiru Shi (3)	2010	57,000	—	—	—	—	—	—	57,000
	2009	108,000	—	—	—	—	—	—	108,000

Yongqiang Wang (4)	2010	24,000	—	—	—	—	—	—	24,000
	2009	—	—	—	—	—	—	—	—

(1)	Chairman and Chief Executive Officer (Principal Executive Officer).
(2)	Mr. Hu Ye joined us as our Chief Financial Officer in March 2010.

In the Chief Financial Officer Employment Agreement,  the “Employment Agreement,” entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 300,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $2.60 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15, 2007. The fair values of stock options granted to the CFO were estimated at the date of grant with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	6.5 years

Expected volatility	149%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$2.60

(3)	Ms. Yiru Shi joined us as our Chief Financial Officer in May 2008 and resigned in November, 2009.
(4)	Mr. Wang was appointed chief financial officer in November 2009 and resigned in March 2010.

Grants of Plan-Based Awards in Fiscal 2008

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” the “Stock Incentive Plan.”

On May 14, 2008, the Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $3.34, which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years from the date of grant.

Outstanding Equity Awards at 2010 Fiscal Year End

As of June 30, 2010, there are 685,000 shares of options outstanding.

Equity Compensation Plan Information at June 30, 2010

The following table sets forth information as of June 30, 2010 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding equity awards($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan.	—		—

Equity compensation plans not approved by security holder s Issuances of non-qualified options to employees	685,000	$3.02	2,068,700

Total	685,000	$3.02	2,068,700

Option Exercises and Stock Vested in Fiscal 2010.

There were no option exercises or stock vested in 2010.

Employment Agreements

We have employment agreements with Qingtai, Liu, our chief executive officer, and with Hu Ye, our Chief Financial Officer.

Compensation of Directors.

Our current non-executive directors are compensated for all services they perform as directors, including attendance at Board of Directors meetings and service as members of committees of the Board of Directors to which they are appointed. Executive officers are not compensated for services they perform as directors of the Company. The details of such compensation are:

☐	annual compensation of $30,000; and

☐	we may also grant the non-executive directors certain options to purchase our shares, the amount and terms of which shall be determined by the Board of Directors.

The non-executive directors are also reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and the Company’s top three most highly compensated officers and (iv) all executive officers and directors as a group as of June 30, 2010.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (4)

Qingtai Liu (3)

Chief Executive officer and President

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	Common Stock	7,378,025	38.49%

Yiru Shi (3)

Former Chief Financial Officer

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Yongqiang Wang (3)

Director/Former Chief Financial Officer

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Hu Ye (3)

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

Yaojun Liu (3)

director

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Fei He (3)

director

Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

China Private Equity Partners Co., Limited

15 Church Street, Alpine, NJ 07620 Common Stock	Common Stock	1,025,000	5.35%

Pope Investments LLC

5150 Poplar Avenue, Suite 805, Memphis, TN 38137	Common Stock	2,650,000	13.82%

(1) On May 15, 2007, we entered into the share exchange agreement. Under the share exchange agreement Messrs. Qingtai Liu and Chenghai Du, holders of all the issued and outstanding shares of common stock of Shengtai Holding, Inc. (SHI), exchanged their SHI shares for 8,212,500 and 912,500 newly-issued shares of the Company’s common stock, representing approximately 91% of the issued and outstanding shares then outstanding. The share exchange closed on May 15, 2007. Mr. Qingtai Liu entered into an agreement dated May 8, 2006 with certain foreign finders and Hickey Turner Capital, Inc. in which Mr. Liu agreed to transfer 446,175 shares of the our common stock for the benefit of the foreign finders and Hickey Turner Capital, Inc. and/or its designees for consulting services. In addition to transferring these shares, on May 15, 2007, he also transferred an aggregate of 776,600 shares to his wife and minor child equally on the same date, which shares are deemed to be beneficially owned by Mr. Liu.

(2) On May 15, 2007, we entered into and closed on a share purchase agreement. Under the share purchase agreement, certain investors purchased for $2.00 per share, or a total of $17,500,000, an aggregate of 8,750,000 shares of common stock and 4,375,000 attached five year warrants.

(3) Messrs. Qingtai Liu and Yongqiang Wang were appointed directors of the Company on May 15, 2007. Mr. Zhang was appointed as our Chief Financial Officer in May 2007. Ms Shi was appointed as our Chief Financial Officer in May 2008. Mr Wang was appointed as our Chief Financial Officer in December 2009. Mr Ye was appointed as our Chief Financial Officer in March 2010. Mr. Lee was appointed directors of the Company on June 22, 2007. Messrs. Liu and He were appointed directors of the Company on June 1, 2010.

(4) Based on 19,169,805 shares of common stock issued and outstanding on June 30, 2010. In addition, in determining the percent of common stock owned by a person on June 30, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on June 30, 2010, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd on September 16, 2003 and formed Changle Shengshi Redian Co., Ltd, “Changle Shengshi.” Changle Shengshi was incorporated at Weifang City, Shandong Province, People’s Republic of China. Changle Shengshi’s principal activity is to produce and sell electricity and heat.

Weifang Shengtai owned a 30% interest in Changle Shengshi as of June 30, 2004. On April 12, 2005, its percentage ownership in Changle Shengshi was diluted from 30% to 20% due to an additional investment into Changle Shengshi from another party. Changle Shengshi has a registered capital of approximately $20,511,525. As of June 30, 2010, Weifang Shengtai invested approximately $4,102,305 towards its registered capital, which accounts for a 20% share of Changle Shengshi’s paid-in capital.

As an investor and shareholder of Changle Shengshi, Weifang Shengtai enjoys a preferential discount of 19.7% off the market price of electricity supplied by the plant to Weifang Shengtai. The intercompany profits were eliminated on our financial statements.

Weifang Shengtai had a total of $252,017, and $437,112 of accounts payable and accrued liabilities to Changle Shengshi at June 30, 2010, and 2009, respectively. The utilities expenses amounted to $12,585,381, and $8,612,090, for the years ending June 30, 2010, and 2009, respectively.

The Company loaned money to Changle Shengshi and entered into a loan contract as follows:

	June 30, 2010	June 30, 2009
Due on September 14, 2009, unsecured, 7.6% interest rate per annum	$-	$439,500
Total	$-	$439,500

This receivable amount from the loan contract has been collected as of June 30, 2010.

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our current principal accountants, Kabani & Company, Inc., and former principal accountants, Moore Stephens Wurth Frazer and Torbet, LLP for audit services related to the most recent fiscal years, and for other professional services were as follows:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$107,500	$202,150
Audit-Related Fees	-	-
Tax Fees (2)	-	8,000
All Other Fees	-	-
Total	$107,500	$210,150

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence . Our Audit Committee’s Chairman is Mr. Yaojun Liu and the other members are Fei He and Winfred Lee. Our Audit Committee reviews and recommends to our Board of Directors for approval audit and permissible non-audit services performed by Moore Stephens Wurth Frazer and Torbet, LLP as well as fees charged by them for such services.  Previously when we did not have an Audit Committee, our Board of Directors carried out this function.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

SHENGTAI PHARMACEUTICAL, INC.
(Registrant)

Date: September 28, 2010	By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hu Ye
Hu Ye
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive	September 28, 2010
Qingtai Liu	Officer) and Director

/s/ Hu Ye	Chief Financial Officer (Principal Financial and	September 28, 2010
Hu Ye	Accounting Officer)

/s/ Yongqiang Wang	Director	September 28, 2010
Yongqiang Wang

/s/ Yaojun Liu	Director	September 28, 2010
Yaojun Liu

/s/ Fei He	Director	September 28, 2010
Fei He

/s/ Winfred Lee	Director	September 28, 2010
Winfred Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Shengtai Pharmaceutical, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Shengtai Pharmaceutical, Inc. and Subsidiaries as of June 30, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengtai Pharmaceutical, Inc. and Subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

September 28, 2010

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

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

September 28, 2009

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,121,541	$1,779,476
Restricted cash	16,556,904	31,730,382
Accounts receivable, net of allowance for doubtful accounts of $1,306,268
and $946,207 as of June 30, 2010 and 2009, respectively	8,365,822	6,922,982
Notes receivable	2,410,512	1,074,011
Other receivables	450,284	79,598
Loan to related party	-	439,500
Inventories	11,072,170	6,215,707
Prepayments	545,590	211,793
Total current assets	43,522,824	48,453,449

PLANT AND EQUIPMENT, net	75,373,851	69,380,016

OTHER ASSETS:
Equity investment in Changle Shengshi Redian Co., Ltd.	6,372,294	3,952,310
Advances for construction	2,334,748	-
Intangible assets - net of accumulated amortization	3,150,894	3,145,590
Total other assets	11,857,936	7,097,900

Total assets	$130,754,611	$124,931,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,508,631	$4,737,156
Accounts payable and accrued liabilities- related party	252,017	437,112
Notes payable - banks	17,823,300	35,218,600
Short term loans	40,153,980	25,637,500
Accrued liabilities	412,555	233,110
Other payable	1,315,797	424,341
Employee loans	396,404	730,502
Other payable - officer	515,856	248,415
Third party loan	-	248,336
Customer deposit	4,162,046	1,906,177
Taxes payable	1,456,474	2,066,878
Long term loan - current maturities	2,314,983	2,447,783
Total current liabilities	78,312,045	74,335,910

LONG TERM LIABILITIES
Other payable - noncurrent	3,346,336	5,642,556
Total long term liabilities	3,346,336	-

Total liabilities	81,658,381	79,978,466

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,169,805 shares issued and outstanding	19,170	19,170
Additional paid-in capital	21,305,230	20,623,655
Statutory reserves	3,214,800	2,894,902
Retained earnings	19,351,772	16,472,689
Accumulated other comprehensive income	5,205,259	4,942,483
Total shareholders' equity	49,096,231	44,952,899

Total liabilities and shareholders' equity	$130,754,611	$124,931,365

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

NET SALES	$115,953,948	$73,321,862

COST OF SALES	98,276,190	65,799,486

GROSS PROFIT	17,677,759	7,522,376

RESEARCH AND DEVELOPMENT EXPENSE	-	365,689

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,281,788	8,607,560

INCOME (LOSS) FROM OPERATIONS	7,395,970	(1,450,873)

OTHER (EXPENSE) INCOME:
Earnings on equity investment	727,804	251,539
Non-operating income	291,203	695,728
Non-operating expense	(263,812)	(357,407)
Interest expense and other charges	(3,660,474)	(1,945,778)
Interest income	306,994	142,903
Other income(expense), net	(2,598,285)	(1,213,015)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,797,685	(2,663,888)

PROVISION FOR INCOME TAXES	1,598,704	-

NET INCOME (LOSS)	3,198,981	(2,663,888)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	262,776	225,362

COMPREHENSIVE INCOME (LOSS)	$3,461,757	$(2,438,526)

EARNINGS (LOSS) PER SHARE
Basic	$0.17	$(0.14)
Diluted	$0.17	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,169,805	19,139,394
Diluted	19,169,805	19,139,394

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common stock			Retained earnings		Accumulated other
			Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Totals
BALANCE, June 30, 2008	19,094,805	$19,095	$19,987,708	$2,894,902	$19,136,577	$4,717,121	$46,755,403

Exercised warrants	75,000	75	675				750
Option issued to employees			635,272				635,272
Net income					(2,663,888)		(2,663,888)
Adjustment to statutory reserve						-	-
Foreign currency translation adjustments						225,362	225,362

BALANCE, June 30, 2009	19,169,805	$19,170	$20,623,655	$2,894,902	$16,472,689	$4,942,483	$44,952,899

Option issued to employees			681,575				681,575
Net income					3,198,981		3,198,981
Adjustment to statutory reserve				319,898	(319,898)	-	-
Foreign currency translation adjustments						262,776	262,776

BALANCE, June 30, 2010	19,169,805	$19,170	$21,305,230	$3,214,800	$19,351,772	$5,205,259	$49,096,231

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,198,981	$(2,663,888)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation	7,993,751	5,588,306
Amortization	307,195	53,963
Bad debt expense	1,300,681	503,693
Share based compensation to employees	681,575	635,272
Loss on equipment disposal	-	160,233
Gain on disposal of land use right	(738)	(530,509)
Earnings on equity investment	(727,804)	(329,562)
Amortization of discount on installment payment for purchase of equipment	354,546	638,245
Amortization of discount on capital lease obligation	1,037,393	530,864
Changes in operating assets and liabilities:
Accounts receivable	(1,752,404)	218,874
Notes receivable	(1,324,945)	(613,496)
Other receivables	(190,006)	614,460
Inventories	(4,801,895)	(1,155,705)
Prepayments	(331,299)	99,428)
Accounts payable	4,725,352	(2,964,113)
Accrued liabilities	177,957	(280,603)
Accounts payable - related party	(186,681)	(28,923)
Other payable	(2,574,855)	148,284
Customer deposit	2,235,856	671,213
Taxes payable	(543,691)	(2,583,421)
Net cash provided by (used in)operating activities	9,578,970	(1,287,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(1,466,700)	-
Purchase plant and equipment	(2,967,898)	(4,944,308)
Proceeds from building and equipment disposal	-	5,173,910
Advances for construction	(10,488,033)	-
Acquisition of intangible assets	(43,425)	(493,350)
Proceeds from disposal of land use right	-	879,000
Lease payments for equipment purchase	(2,050,447)	(2,048,070)
Loan to related party - non-current	440,010	-
Net cash used in investing activities	(16,576,493)	(1,432,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	15,279,992	(24,939,882)
Borrowing on notes payable - banks	13,346,970	43,276,100
Principal payments on notes payable - banks	(30,859,368)	(19,045,000)
Borrowing on short term loans	41,008,932	27,102,500
Principal payments on short term loans	(26,693,940)	(24,216,450)
Borrowings on employee loans	-	35,772
Principal payments on employee loans	(336,641)	(693,242)
Borrowings on employee loan - officer	-	194,611
Borrowings on third party loan	-	38,179
Principal payments on third party loan	(248,624)	(432,704)
Cash proceeds from warrants exercised	-	750
Payment on capital lease obligation	(1,795,241)	(232,935)
Net cash provided by financing activities	9,702,081	1,087,699

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(362,493)	6,374

INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	2,342,065	(1,626,130)

CASH & CASH EQUIVALENT, beginning of period	1,779,476	3,405,606

CASH & CASH EQUIVALENT, end of period	$4,121,541	$1,779,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$3,105,226	$1,674,768
Cash paid for income taxes	$1,674,045	$1,134,656

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Construction in progress transferred to fixed assets	$2,179,927	$5,127,500

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical, Inc, the "Company,” was incorporated in March 2004 in the State of Delaware. The Company, through its subsidiaries, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin. The Company's primary business operations are conducted in the People's Republic of China, the "PRC.”

Note 2 - Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI,” and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai.”

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses Renminbi, "RMB,” as its functional currency. In accordance with Statement of Financial Accounting Standards "SFAS" 52, "Foreign Currency Translation," results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.81 RMB and 6.83 RMB to $1.00 at June 30, 2010 and 2009, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for amounts for the years ended June 30, 2010 and 2009 were 6.84 RMB and 6.83 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are shipped, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax, "VAT,” and estimated returns of product from customers. Most of the Company's products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if they are later determined by the Company to be ineffective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

 Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. For the years ended June 30, 2010 and 2009, shipping and handling costs amounted to $4,498,260 and $3,047,289 respectively.

Research and development

Research and development costs are expensed as incurred.  These costs consist primarily of cost of materials used and salaries paid for the development of the Company’s products. Research and development costs amounted to $0 and $365,689 for the years ended June 30, 2010 and 2009 respectively.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2010 and 2009:

	2010	2009
N Net income (loss) for earnings per share	$3,198,981	$(2,663,888)

Weighted average shares used in basic computation	19,169,805	19,139,394
Diluted effect of warrants	-	-
Weighted average shares used in diluted computation	19,169,805	19,139,394

Earnings (loss) per share:
Basic	$0.17	$(0.14)
Diluted	$0.17	$(0.14)

At June 30, 2010, no warrants or stock options were included in the calculation of diluted earnings per share due to out-of-money status of the warrants and stock options.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $16,556,904 and $31,730,382 as of June 30, 2010 and 2009, respectively.

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

The activities in the allowance for doubtful accounts for trade accounts receivable is as follows for the years ended June 30, 2010 and 2009:

	2010	2009
Beginning allowance for doubtful accounts	$946,207	$440,701
Additions charged to bad debt expense	713,665	503,693
Write-off charged against allowance	(360,288)	–
Foreign currency translation adjustments	6,684	1,813
Ending allowance for doubtful accounts	$1,306,268	$946,207

Concentrations of risk

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2010 and 2009, the Company’s bank balances including restricted cash exceeded government insured limits by approximately $20,470,585 and $32,880,229, respectively. The Company has not experienced nonperformance by these institutions.

The Company’s concentrations of credit risk also relate to trade accounts receivable and accounts payable. There were no customers that individually comprised 10% or more of the revenues for the years ended June 30, 2010 and 2009, or trade accounts receivable as of June 30, 2010 and 2009. There were no vendors that individually comprised 10% or more of the Company’s total purchase for the year ended June 30, 2010 and 2009.

For export sales, the Company frequently requires significant down payments or letter of credit by its customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the years ended June 30, 2010 and 2009, concerning the Company’s revenues based on geographic area:

	2010	2009
Revenue
China	$92,906,391	$63,358,429
International	23,047,557	9,963,433
Total	$115,953,948	$73,321,862

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following as of June 30, 2010 and 2009:

	2010	2009
Raw materials	$2,739,503	$1,523,654
Work-in-progress	4,343,957	1,709,595
Finished goods	3,988,710	2,982,458
Total	$11,072,170	$6,215,707

The Company reviews its inventory periodically for possible obsolescence or determination if any reserves are necessary. As of June 30, 2010 and 2009, the Company determined that no reserves were necessary.

 Prepayments

Prepayments represent partial payments or deposits for inventory purchases. These advances are interest free and unsecured.

Advances for construction

As of June 30, 2010 and 2009, advances for construction amounted to $2,334,748 and $0, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investee's net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	June 30, 2010	June 30, 2009

Land use rights	$3,451,619	$3,346,110
Less: accumulated amortization	(306,261)	(206,407)
Land use rights, net	3,145,385	3,139,703

Software	7,789	7,325
Less: accumulated amortization	(2,254)	(1,438)
Software, net	5,536	5,887
Total intangible assets, net	$3,150,894	$3,145,590

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of June 30, 2010. All land in the PRC is owned by the Chinese government. However, the government grants "land use rights" for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. From July 2008 to March 2009, the Company incurred additional cost relating to various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

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

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company determined that there had been no impairment. For the years ended June 30, 2010 and 2009, amortization expense relating to these intangible assets amounted to $307,195 and $53,963, respectively.

The following table consists of the expected amortization expenses for the next five years and thereafter:

Amount
Years ending June 30,
2011	$54,975
2012	54,975
2013	54,975
2014	54,975
2015	54,975
Thereafter	2,876,109
Total	$3,150,894

Income taxes

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

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, "Accounting for Income Taxes").  Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2010 and 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2010 and 2009.

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

VAT on sales and VAT on purchases amounted to $14,432,433 and $14,587,812 respectively, for the year ended June 30, 2010. VAT on sales and VAT on purchases amounted to $9,888,662 and $9,189,800 respectively, for the year ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

Recent accounting pronouncements

In June 2009, the FASB issued SFAS 166, “ Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 ” (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” now codified under FASB ASC Topic 605, “Revenue Recognition,” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” now codified under FASB ASC Topic 470 “Debt,” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

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

January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe that this will have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not believe that this will have a material impact on its consolidated financial statements.

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

Note 3 - Plant and equipment

Plant and equipment consist of the following at June 30, 2010 and 2009:

	2010	2009
Buildings and improvements	$22,028,136	$21,612,750
Machinery and equipment	65,019,206	62,209,134
Automobile facilities	656,544	519,560
Electronic equipment	527,609	446,399
Construction-in-progress	10,533,083	-
Total	98,764,578	84,787,843
Accumulated depreciation	(23,390,727)	(15,407,827)
Plant and equipment, net	$75,373,851	$69,380,016

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the years ended June 30, 2010 and 2009 amounted to $7,993,751 and $5,588,306 respectively. Interest costs totaling $313,943 and $1,205,040 were capitalized into construction-in-progress for the years ended June 30, 2010 and 2009, respectively.

Note 4 - Investment in unconsolidated affiliate

On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, “Changle Paper,” and formed Changle Shengshi Redian Co., Ltd, "Changle Shengshi.”  Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle for the use of their own production. Weifang Shengtai owns 20% of Changle Shengtai and the Company accounts for this 20% investment under the equity method of accounting.

Summarized financial information of Changle Shengshi is as follows as of June 30, 2010 and 2009:

	2010	2009
Current assets	$24,083,814	$12,116,940
Non-current assets	51,248,756	34,455,506
Total assets	75,332,569	46,572,446

Current liabilities	43,098,908	24,818,492
Non-current liabilities	1,164,071	1,992,400
Shareholders' equity	31,069,590	19,761,554
Total liabilities and shareholders' equity	$75,332,569	$46,572,446

 Summarized financial information of Changle Shengshi is as follows for the years ended June 30, 2010 and 2009:

	2010	2009
Net sales	$50,589,883	$43,607,856
Gross profit	7,313,684	4,449,815
Income before taxes	4,699,019,	2,187,939
Net income	$3,639,019	$1,647,808

Company’s share of income	727,804	329,562
Elimination of intercompany profit	-	(78,023)
Company's share of net income	$727,804	$251,539

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, Weifang Shengtai invested $1,467,000 in Changle Shengshi in March 2010 and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi

Note 5 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi (See Note 4). As of June 30, 2010 and 2009, the Company’s accounts payable due to Changle Shengshi was $252,017 and $437,112, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s utilities expense amounted to approximately $12,585,381 and $8,612,090 for the years ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and 2009, the Company’s receivables from a loan contract with Changle Shengshi were as follows:

	June 30, 2010	June 30, 2009
Due on September 14, 2009, unsecured, 7.60% interest rate per annum	$—	$439,500

Total	$—	$439,500

This receivable amount from the loan contract has been collected as of June 30, 2010.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. As of June 30, 2010 and 2009, the Company’s short term bank loans consisted of the following:

	2010	2009
Loans from Bank of China, due various dates from February 2010 to June 2011; monthly interest only payments; interest rates of 5.5755% per annum, secured by the Company’s buildings and improvements/land use rights.	$14,730,000	$13,185,000

Loans from Industrial and Commercial Bank of China, due on various dates from October 2009 to February 2011; monthly interest only payments; interest rates of 5.31% per annum, guaranteed by an unrelated third party and secured by the Company’s buildings and improvements/land use rights .	9,662,880	6,592,500

Loan from Agriculture Bank of China, due from September 2009 to June 2011; monthly interest only payments; interest rates ranging from 5.5755% to 5.841% per annum, guaranteed by an unrelated third party, unsecured	8,838,000	2,930,000

Loan from Qingdao Bank, due December 2010, monthly interest only payments; interest rate of 5.31% per annum, guaranteed by an unrelated third party, unsecured	2,946,000	-

Loan from Shenzhen Development Bank, due March 2011, monthly interest only payments; interest rate of 5.5755% per annum, guaranteed by an unrelated third party, unsecured	3,240,600	-

Loan from Dezhi Zheng, an individual, from March 5, 2010 to March 4, 2011; monthly interest of 0.7%; principal and interest payments due on March 4, 2011; guaranteed by Mr. Qingtai Liu	736500	-

Loan from Xingye Bank, due October 2009; monthly interest only payments; interest rate of 7.9695% per annum, guaranteed by an unrelated third party, unsecured.	-	1,465,000

Loan from Shanghai PuDong Development Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	-	1,465,000

Total	$40,153,980	$25,637,500

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. As of June 30, 2010 and 2009, the Company’s notes payables consisted of the following:

	2010	2009
China Agriculture Bank, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$-		$1,465,000

Shanghai PuDong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-		1,465,000

Bank of China, due on various dates from December 2009 to June 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	8,838,000		23,440,000

Industrial and Commercial Bank of China, due on various dates from February to August 2010, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,767,600		7,383,600

Industrial and Commercial Bank of China, due in March 2010, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,178,400		1,465,000

Bank of QingDao, due from January to July 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	2,946,000		-

Loan from Shenzhen Development Bank, due from March 2010 to September 2010, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party.	$3,093,300	$

Total	$17,823,300		35,218,600

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $396,404 and $730,502 as of June 30, 2010 and 2009, respectively. Interest expense related to these loans amounted to $115,127 and $107,503 for the years ended June 30, 2010 and 2009, respectively.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $515,856 and $248,415 as of June 30, 2010 and 2009, respectively. Interest expense related this loan was de minimis for the years ended June 30, 2010 and 2009, respectively.

Third party loan

From time to time, the Company borrows monies from an unrelated individual for use in operations. The loans do not require collateral. Before January 1, 2009, the interest rate was 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The principal is due upon demand. Balance on this loan as of June 30, 2010 and 2009 was $0 and $248,336, respectively. Interest expense related this loan was de minimis for the years ended June 30, 2010 and 2009, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, on all debt for the years ended June 30, 2010 and 2009, amounted to $3,419,169 and $1,545,720 respectively. Interest capitalized into construction-in-progress totaled $313,943 and $1,205,040 for the years ended June 30, 2010 and 2009, respectively.

Note 7 - Income taxes

Before January 1, 2008, the Company was governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises, "FIEs,” and Foreign Enterprises and various local income tax laws, the "Income Tax Laws.” Under the Income Tax Laws, FIEs are generally subject to an effective income tax of 33%, 30% state income taxes plus 3% local income taxes, on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

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

Income tax (benefits) provision for the years ended June 30, 2010 and 2009 amounted to $1,598,704 and $ 0, respectively, as follows:

	2010	2009
Current tax	$1,598,704	-

Deferred tax	-	-

Total	$1,598,704	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2010	2009
U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

Chinese income taxes	25.0	25.0

Chinese income exemption (a)	0.0	(13.0)

Other items (b)	8.0	(12.0)

Total provision for income taxes	33.0%	(0.0)%

(a)	The 13.0% represents special tax credits from the local government due to government enforced regulations. They expired in September 2009.

(b)
The 8.0% represents the fact that certain expenses (such as stock option expense) incurred by the Company and Shengtai Holding, Inc. which were not deductible in the PRC for the year ended June 30, 2010. The 12.0% represents the deduction in the PRC for the year ended June 30, 2009 due to the net loss incurred.

For the year ended June 30, 2010, the Company’s effective tax rate was 33%. For the year ended June 30, 2009, the Company incurred losses before income taxes and therefore no provision for income taxes are recorded. The Company received special tax credits from the local government due to government enforced regulation. In addition, income before income taxes includes losses from non-Chinese entities, which are not deductible.  After excluding the special tax credits and adjusting the non-Chinese entities losses, the Company’s effective rate was equivalent to the effective rate in China.

The estimated tax savings due to the tax exemption for the years ended June 30, 2010 and 2009 amounted to $0 and $0 respectively. The net effect on basic earnings per share if income taxes had been applied would decrease basic earnings per share for the years ended June 30, 2010 and 2009 by $0.00 and $0.00, respectively. The net effect on diluted earnings per share if income taxes had been applied would decrease diluted earnings per share for the years ended June 30, 2010 and 2009 by $0.00 and $0.00, respectively. Tax exemptions by the local government expired in September 2009.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and for the United States income tax purposes, have accumulated net operating loss carry forwards estimated at $1,597,132 as of June 30, 2010 and $0 for the year ended June 30, 2010, respectively. For the United States income tax purposes, the tax benefits from the net operating loss carry forwards are estimated at $522,557 as of June 30, 2010 which may be available to reduce future years’ taxable income. The Company’s management believes that the utilization of the tax benefits from the net operating loss carry forwards appears uncertain due to the Company’s limited operating history and continuing losses expected at Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc., therefore, the Company has applied 100% valuation allowance to the deferred tax benefits to reduce the deferred asset to zero.

As of June 30, 2010, the Company’s foreign subsidiary has cumulative undistributed earnings of $19,185,550 that are included in consolidated retained earnings and will continue to be indefinitely reinvested in foreign operations. No provision has been made for the United States deferred taxes related to future repatriation of these cumulative undistributed earnings, nor is it practicable to estimate the amount of income taxes that would incur if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following as of June 30, 2010 and 2009:

	2010	2009
VAT payable	$954,552	$1,622,859

Individual income tax withheld	10,354	423

Income tax payable	401,326	387,299

Housing property tax payable	15,867	10,098

Others	74,375	46,199

Total taxes payable	$1,456,474	$2,066,878

Note 8 - Commitments and Contingencies

Guarantees

As of June 30, 2010, the Company has guaranteed $2.9 million short term loans on behalf of an unrelated party, Yuanli Chemical Engineering Inc., "Yuanli,” that were borrowed out of its maximum borrowing limit of $5.8 million.

The Company is obligated to perform under the guarantee if Yuanli fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $3.4 million for Yuanli, including accrued interest. The Company did not record a liability for the guarantee because management knows that Yuanli is current in its payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to the unrelated party as of June 30, 2010 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$2,946,000

Total	$2,946,000

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

Note 9 - Shareholders’ equity

Stock issuance

For the years ended June 30, 2010 and 2009, 0 and 75,000 shares of warrants were exercised and converted, respectively, to the Company’s common stock.

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the Company issued 4,375,000 warrants, "Investor Warrants,” which carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company's shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, a total of 194,805 warrants were exercised by three shareholders.

Also in connection with the Share Purchase Agreement, the Company issued 218,750 warrants, "Placement Agent Warrants,” to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering related to the Share Purchase Agreement, the Company issued 75,000 warrants to Chinamerica Fund, LLP and 25,000 warrants to Jeff Jenson, collectively, the "Lead Investor Warrants,” to compensate Chinamerica Fund LLP as the lead investor and Jeff Jenson in assisting in providing the shell company, West Coast Car Company. These Lead Investor Warrants have the same terms as the Investor Warrants except that they have an exercise price of $0.01 per share. In June 2008, Jeff Jenson exercised the 25,000 warrants issued to him. In November 2008, Chinamerica Fund, LLP exercised the 75,000 warrants issued to the fund.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2008	4,473,945	4,473,945	$2.54	3.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	75,000	75,000	0.01	-

Outstanding, June 30, 2009	4,398,945	4,398,945	$2.60	2.97

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, June 30, 2010	4,398,945	4, 398,945	$2.60	2.22

Stock options

On January 4, 2008, the Company adopted the "Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” the "Stock Incentive Plan.” The Company believes that awards under the Stock Incentive Plan better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of grant.

On May 14, 2008, the Company granted 500,000 stock options and 160,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $3.34, which was the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years on a quarterly basis from the date of grant.

The Company uses the Black-Scholes option pricing model which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables, including the expected life of options granted and the Company's expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company's employee stock options, it is management's opinion that the Black-Scholes option valuation model may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 (formerly SFAS 123R) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The assumptions used in calculating the fair value of options granted in 2008 using the Black-Scholes option pricing model are as follows:

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

In the Chief Financial Officer Employment Agreement,  the “Employment Agreement,” entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 300,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $2.60 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15, 2007. The fair values of stock options granted to the CFO were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	6.5 years

Expected volatility	149%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$2.60

The stock option activity was as follows for the year ended June 30, 2010:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	660,000	$3.34	$

Granted	-	-		-

Forfeited	-	-		-

Exercised	-	-		-

Outstanding, June 30, 2009	660,000	$3.34		$-

Granted	300,000	2.60		-

Forfeited	(275,000)	3.34		-

Exercised	-	-		-

Outstanding, June 30, 2010	685,000	$3.02		$-

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$3.00	685,000	4.56	$3.02	385,000

Compensation expense from stock options recognized for the years ended June 30, 2010 and 2009 were $681,575 and $635,272, respectively. As of June 30, 2010, approximately $1,588,180 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2010 and 2009, the Company transferred $319,898 and $0, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As June 30, 2010 the Company had appropriated to the statutory reserve approximately $3,300,000. The Company plans to contribute $4,200,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of June 30, 2010.

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

The minimum payments for the remaining lease term of 30 months from July 2010 to December 2012 are as follows.

Total lease payments outstanding as of June 30, 2010	7,116,417
Minimum payment in 2010	3,221,532
Minimum payment in 2011	2,596,590
Minimum payment in 2012	1,298,295

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the years ended June 30, 2010 and 2009, the Company made contributions in the amounts of $388,446 and $395,354, respectively, to the Company’s retirement plan.

Note 13 - Subsequent events

The Company has performed an evaluation of subsequent events through September 28, 2010, which is the date the financial statements were issued.

An annual general meeting is scheduled to be held on October 26, 2010.

The Company repaid the following notes pursuant to their terms during the period from July 1, 2010 to September 28, 2010:

•
$1,767,600 to Industrial and Commercial Bank of China, due on various dates from February to August 2010, 0.05% transaction fee, restricted cash required for 50% of loan amount and guaranteed by an unrelated third party;

•	$2,946,000 to Bank of QingDao, due from January to July 2010, 0.05% transaction fee, restricted cash required for 100% of loan amount and guaranteed by an unrelated third party;

•	$3,093,3000 to Shenzhen Development Bank, due from March 2010 to September 2010, 0.05% transaction fee, restricted cash required for 100% of loan amount and guaranteed by an unrelated third party.

The Company borrowed the following loans and notes during the period from July 1, 2010 to September 28, 2010:

•
$2,445,180 from Industrial and Commercial Bank of China, from various dates to June 2011, monthly interest only payments; interest rate of 6.3720% per annum, guaranteed by an unrelated third party and unsecured;

•	$2,798,700 from Industrial and Commercial Bank of China, due July 2011, monthly interest only payments; interest rate of 6.3720% per annum, guaranteed by an unrelated third party and unsecured;

•	$1,473,000 from Agriculture Bank of China, due Sept 2011, monthly interest only payment; interest rate of 5.8410% per annum, guaranteed by an unrelated third party and unsecured;

•	$589,200 from Industrial and Commercial Bank of China, due in February 2011, 0.05% transaction fee, restricted cash required 100% of loan amount and guaranteed by an unrelated third party.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312]

3.2	Bylaws of the registrant. [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312]

4.1	Form of Warrants to Investors. [incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

10.1
Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

10.2
Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers. [incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

16.1
Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP. [incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312]

21.1	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

23.1	Consent of Kabani & Company, Inc*

23.1	Consent of Frazer Frost, LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith