Form 10-Q
period 2010-09-30
Shengtai Pharmaceutical, Inc.
filed 2010-11-16
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51312

SHENGTAI PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-2155579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Changda Road East, Development District Changle County, Shandong The People’s Republic of China	262400
(Address of principal executive offices)	(Zip Code)

011 - 86-536-629 - 5802

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

As of November 15, 2010, there are 9,584,903 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
SHENGTAI PHARMACEUTICAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPT. 30,	JUNE 30,
	2010	2010
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash & cash equivalents	$3,800,894	$4,121,541
Restricted cash	598,800	16,556,904
Accounts receivable, net of allowance for doubtful accounts of $2,182,366 as of September 30, 2010, and $1,306,268 as of June 30, 2010, respectively	6,610,663	8,365,822
Notes receivable	3,615,731	2,410,512
Other receivables	3,593,790	450,284
Loan to related party	-	-
Inventories	16,062,141	11,072,170
Prepayments	826,387	545,590
Total current assets	35,108,406	43,522,824

PLANT AND EQUIPMENT, net	75,565,826	75,373,851

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	6,593,140	6,372,294
Advances for construction	1,331,927	2,334,748
Intangible assets - land use right, net of accumulated amortization	3,188,207	3,150,894
Total other assets	11,113,274	11,857,936

Total assets	$121,787,507	$130,754,611

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,851,630	$9,508,631
Accounts payable and accrued liabilities - related party	1,103,163	252,017
Notes payable – banks	-	17,823,300
Short term loans	39,610,620	40,153,980
Accrued liabilities	546,076	412,555
Other payable	4,481,601	1,315,797
Employee loans	387,743	396,404
Other payable – officer	524,180	515,856
Customer deposit	8,994,877	4,162,046
Taxes payable	571,295	1,456,474
Long term loan-current maturities	494,564	2,314,983
Total current liabilities	65,565,749	78,312,045

LONG TERM LIABILITIES
Other payable – noncurrent	4,553,721	3,346,336
Total long term liabilities	4,553,721	3,346,336

Total liabilities	70,119,470	81,658,381

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,903 shares issued and outstanding*	19,170	19,170
Additional paid-in capital	21,405,406	21,305,230
Statutory reserves	3,214,800	3,214,800
Retained earnings	20,994,856	19,351,772
Accumulated other comprehensive income	6,033,805	5,205,259
Total shareholders' equity	51,668,036	49,096,231

Total liabilities and shareholders' equity	$121,787,507	$130,754,611

The accompanying notes are an integral part of these statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
NET SALES	$34,644,572	$23,127,057

COST OF SALES	28,625,215	19,805,701

GROSS PROFIT	6,019,357	3,321,356

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,579,804	2,084,689

INCOME FROM OPERATIONS	3,439,553	1,236,667

OTHER INCOME (EXPENSE):
Earnings on equity investment	86,889	146,146
Non-operating income	22,997	223,591
Non-operating expense	(107,049)	(7,270)
Interest expense and other charges	(1,123,116)	(728,786)
Interest income	1,266	1,382
Other expense, net	(1,119,012)	(364,936)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,320,541	871,731

PROVISION FOR INCOME TAXES	677,457	87,897

NET INCOME	1,643,084	783,833

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	828,546	61,302

COMPREHENSIVE INCOME	$2,471,630	$845,135

EARNINGS PER SHARE
Basic	$0.17	$0.08
Diluted	$0.17	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	9,584,903	9,584,903
Diluted	9,584,903	9,584,903
The accompanying notes are an integral part of these statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,643,084	$783,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,895,046	1,918,362
Amortization	13,856	13,907
Allowance for bad debts	844,536	(646)
Share based compensation to employees	100,176	158,818
Gain on disposal of land use right	-	(739)
Earnings on equity investment	(200,846)	(146,146)
Change in operating assets and liabilities:
Accounts receivable	1,156,815	(19,117)
Notes receivable	(1,151,924)	(1,085,154)
Other receivables	(3,143,542)	(59,533)
Inventories	(4,989,971)	(1,032,279)
Prepayments	(280,797)	(205,488)
Accounts payable	(657,002)	(885,086)
Accrued liabilities	133,521	(24,153)
Accounts payable - related party	851,146	143,788
Other payable	4,381,514	586,245
Customer deposit	4,832,831	660,533
Taxes payable	(885,179)	23,473
Net cash provided by operating activities	4,470,009	830,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase plant and equipment	(2,087,021)	(2,094,456)
Proceeds from equipment disposal	-	2,535
Advances for construction	1,002,821	(448,627)
Acquisition of intangible assets	(37,568)	(43,407)
Loan to Related Party - noncurrent	-	-
Net cash used in investing activities	(1,121,768)	(2,583,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	15,958,104	21,990,729
Net payments on notes payable - banks	(17,823,300)	(21,991,500)
Net (payments) proceeds from short-term loans	(543,360)	3,958,470
Payments on employee loans	(8,661)	(211,649)
Proceeds from third-party loan	-	83,193
Payments on third party loan	-	(331,715)
Net (payments) proceeds from long-term loans	(1,820,419)	-
Payments on capital lease obligations	-	(516,026)
Net cash (used in) provided by financing activities	(4,237,636)	2,981,502

EFFECTS OF EXCHANGE RATE ON CASH BALANCE	425,947	2,785

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(320,647)	1,230,953

CASH & CASH EQUIVALENTS, beginning of period	4,121,541	1,779,476

CASH & CASH EQUIVALENTS, end of period	$3,800,894	$3,010,429

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$807,673	$820,759
Cash paid for Income taxes	$853,195	$-

The accompanying notes are an integral part of these statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical, Inc, the "Company,” was incorporated in March 2004 in the State of Delaware. The Company, through its direct and indirect subsidiaries, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin. The Company's manufacturing operations are in the People's Republic of China, the "PRC,” and the Company sells its products both in China and overseas.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI,” and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai.” The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K. The results of the three-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi, "RMB,” as its functional currency. In accordance with Statement of Financial Accounting Standards "SFAS" 52, "Foreign Currency Translation," results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.70 RMB and 6.81 RMB to $1.00 at September 30, 2010 and June 30, 2010, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statement for amounts for the three months ended September 30, 2010 and 2009 were 6.78 RMB and 6.84 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax, "VAT,” and estimated returns of product from customers. Most of the Company's products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if its products are later determined by the Company to be ineffective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Shipping and handling

Shipping and handling costs related to cost of goods sold are included in selling, general and administrative expenses. Shipping and handling costs related to cost of goods sold amounted to $1,458,086 and $1,149,964 for the three months ended September 30, 2010 and 2009, respectively.

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

Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718 (formerly SFAS 123R, "Share Based Payment").  The Company uses the Black-Scholes option pricing model that requires the input of highly complex and subjective variables, including the expected life of options granted and the Company's expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company's employee stock options, it is management's opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Net income (loss) for earnings (loss) per share	$1,643,084	$783,833

Weighted average shares used in basic computation	9,584,903	9,584,903

Weighted average shares used in diluted computation	9,584,903	9,584,903

Earnings (loss) per share

Basic	$0.17	$0.08

Diluted	$0.17	$0.08

Note: The common stock issued has been retroactively restated to reflect a reverse stock split, effective November 9, 2010. The number of shares outstanding and authorized, as referred to in these financial statements, have been restated where applicable to give retroactive effect of the reverse stock split. Please see “Part 1, Item 1. Financial Statements-Notes to Unaudited Consolidated Financial Statements of September 30, 2010-Note 13-Subsequent Event” for a discussion of the reverse stock split.

For the three months ended September 30, 2010 and 2009, no warrants or stock options were included in the calculation of diluted earnings per share because there are no dilution effects for the three months ended September 30, 2010.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of September 30, 2010 and June 30, 2010, these amounts totaled $598,800 and $16,556,904, respectively.  A large amount of cash was released from the Restricted cash account after bank notes matured.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP and Tri-State Title & Escrow, LLC, the "Escrow Agent,” the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of September 30, 2010 and June 30, 2010, the undisbursed amounts were $0 and $206,604, respectively.  On August 25, 2010, after full compliance with the Escrow Agreement, a total amount of $ 207,215.87 was released from the Escrow account under Tri-State Title & Escrow, LLC., and the Escrow account was closed.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests.   Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company's estimation process. These impacts may be material. Certain accounts receivable amounts are charged against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The allowance for doubtful accounts amounted to $2,182,366 and $1,306,268 as of September 30, 2010 and June 30, 2010, respectively.

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2010 and June 30, 2010, the Company's bank balances exceeded government insured limits or were not covered by insurance by approximately $4,256,270 and $20,470,585, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company's concentration of credit risk is primarily in trade accounts receivable and accounts payable. For the three months ended September 30, 2010 and 2009, there were no customers that individually comprised 10% or more of the Company's total revenues. For the three months ended September 30, 2010 and 2009, there were no vendors that individually accounted for over 10% or more of the Company's total purchases.

For export sales, the Company frequently requires significant down payments or letter of credit by its customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three months ended September 30, 2010 and 2009, concerning the Company’s revenues based on geographic area:

For the three months ended:

Revenue	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

China	$28,663,630	$20,039,076

International	5,980,942	3,087,981

Total	$34,644,572	$23,127,057

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)

Raw materials	$3,917,233	$2,739,503

Work-in-progress	8,777,418	4,343,957

Finished goods	4,367,490	3,988,710

Total	$16,062,141	$11,072,170

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary. As of September 30, 2010, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases. These advances are interest free and unsecured.

Advances for construction

As of September 30, 2010 and June 30, 2010, advances for construction amounted to $1,331,927 and $2,334,748, respectively.  Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investee's net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that any other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Land use rights:	$3,507,857	$3,451,619
Less: accumulated amortization	325,025	(306,261)
Land use rights, net	3,182,805	3,145,385

Software	7,916	7,789
Less: accumulated amortization	2,514	(2,254)
Software, net	5,402	5,536
Total intangible assets, net	$3,188,207	$3,150,894

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of September 30, 2010. All land in the PRC is owned by the Chinese government. However, the government grants "land use rights" for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight- line method.

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

Intangible assets are reviewed at least annually, and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010, the Company determined that there had been no impairment. Total amortization expense for the three months ended September 30, 2010 and 2009, amounted to $13,744 and $13,907, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended September 30,	Amount
2011	$54,975
2012	54,975
2013	54,975
2014	54,975
2015	54,975
Thereafter	2,913,332
Total	$3,188,207

Income taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, "Accounting for Income Taxes").  Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2010 and June 30, 2010, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2010 and June 30, 2010.

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price; however, for the Company’s corn embryo, the VAT rate is 13% and for the company's fiber, the VAT rate is 0%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company's finished products and freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $4,512,262 and $4,559,834, respectively, for the three months ended September 30, 2010 and $2,969,214 and $2,954,912, for the three months ended September 30, 2009, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary–a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	Sept. 30, 2010	June 30, 2010
	(Unaudited)
Buildings	$22,388,574	$22,028,136

Machinery and equipment	64,229,267	65,019,206

Automobile facilities	627,883	656,544

Electronic equipment	564,641	527,609

Construction-in-progress	11,449,338	10,533,083

Total	99,259,703	98,764,578

Accumulated depreciation	(23,693,877)	(23,390,727)

Total	$75,565,826	$75,373,851

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $1,895,046 and $1,918,362, respectively. Interest cost capitalized into construction in progress for the three months ended September 30, 2010 and 2009, amounted to $0 and $13,097, respectively.

Note 4 - Investment in unconsolidated affiliate

On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, “Changle Paper,” and formed Changle Shengshi Redian Co., Ltd, "Changle Shengshi.”  Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle Paper for the use by their own production. Weifang Shengtai owns 20% of Changle Shengtai and the Company accounts for this 20% investment under the equity method of accounting.

Summarized unaudited financial information of Changle Shengshi for the three months ended September 30, 2010 is as follows:

	September 30,	June 30,
	2010	2010
	(unaudited)	(unaudited)
Current assets	$31,617,221	$24,083,814

Non-current assets	56,660,223	51,248,756

Total assets	88,277,444	75,332,569

Current liabilities	52,799,234	43,098,908

Non-current liabilities	56,570,937	1,164,071

Shareholders' equity	31,706,508	31,069,590

Total liabilities and shareholders' equity	$88,277,444	$75,332,569

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, Weifang Shengtai invested $1,467,000 in Changle Shengshi in March 2010 and Changle Paper invested a corresponding amount, such that Weifang Shengtai and Changle Paper continue to be 20% and 80% owners, respectively, of Changle Shengtai.

Note 5 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi (See Note 4). As of September 30, 2010 and June 30, 2010, the Company’s accounts payable due to Changle Shengshi were approximately $1,103,163 and $252,017, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $3,651,339 and $4,578,447 for the three months ended September 30, 2010 and 2009, respectively.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are due within one year. These loans can generally be renewed. The Company's short term bank loans consisted of the following:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Loans from Bank of China, due various dates from April 2010 to March 2011; monthly interest only payments; interest rates ranging from 5.0445% to 5.5755% per annum, secured by certain properties.	$14,970,000	$14,730,000

Loans from Industrial and Commercial Bank of China, due on various dates from April 2010 to February 2011; monthly interest only payments; interest rates ranging from 5.31% to 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	10,868,220	9,662,880

Loan from Agriculture Bank of China, due from June to December 2010; monthly interest only payments; interest rates ranging from 5.5755% to 5.841% per annum, guaranteed by an unrelated third party, unsecured	7,485,000	8,838,000

Loan from Qingdao Bank, due December 2010, monthly interest only payments; interest rate of 5.31% per annum, guaranteed by an unrelated third party, unsecured	2,994,000	2,946,000

Loan from Shenzhen Development Bank, due March 2011, monthly interest only payments; interest rate of 5.5755% per annum, guaranteed by an unrelated third party, unsecured	3,293,400	3,240,600

Loan from Dezhi Zheng, an individual, from March 5, 2010 to March 4, 2011; monthly interest of 0.7%; principal and interest payments due on March 4, 2011; guaranteed by Mr. Qingtai Liu	-	736,500

Loan from Xingye Bank, due October 2009; monthly interest only payments; interest rate of 7.9695% per annum, guaranteed by an unrelated third party, unsecured.	-

Loan from ShangHai PuDong Development Bank, due November 2009; monthly interest-only payments; interest rate of 6.66% per annum, guaranteed by an unrelated third party, unsecured.	-

Total	$39,610,620	$40,153,980

Notes payable – banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company's notes payable consisted of the following:

	September 30,	June 30,
	2010	2010
	(Unaudited)
China Agriculture Bank, due in August 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$-	$

Shanghai PuDong Development Bank, due in October 2009, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-

Bank of China, due on various dates from November 2009 to June 2010, 0.05% transaction fee, and restricted cash required 50% to 100% of loan amount, guaranteed by an unrelated third party.	-	8,383,000

Industrial and Commercial Bank of China, due on various dates from August to August 2010, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	1,767,600

Industrial and Commercial Bank of China, due in June 2010, 0.05% transaction fee, restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	1,178,400

Bank of QingDao, due in July 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	2,946,000

Loan from Shenzhen Development Bank, due from March 2010 to September 2010, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party.	-	3,093,300

Total	$-	$17,823,300

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $387,743 and $396,404 as of September 30, 2010 and June 30, 2010, respectively. Interest expense related to these loans amounted to $6,979 and $9,349 for the three months ended September 30, 2010, and 2009, respectively.

Employee loans - officers

From time to time, the Company borrows monies from Qingtai Liu, the Company ' s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans from officers amounted to $524,180 and $515,856 as of September 30, 2010 and June 30, 2010, respectively. Interest expense related to these loans was de minimis for the three months ended September 30, 2010, and 2009, respectively.

Third party loans

From time to time, the Company borrows monies from an unrelated individual for use in operations. The loans do not require collateral. Before January 1, 2009, the interest rate was 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The principal is due upon demand. Balance on these loans as of September 30, 2010 and June 30, 2010 was $0 and $ 0, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, on all debt for the three months ended September 30, 2010 and 2009, amounted to $1,123,116 and $728,786, respectively. Interest capitalized into construction-in-progress totaled $0 and $13,097 for the three months ended September 30, 2010 and 2009, respectively.

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

Income tax (benefits) provision for the three months ended September 30, 2010 and 2009 amounted to $677,457 and $87,897, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended September 30:

	2010	2009
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

Chinese income taxes	25.0	25.0

Chinese income exemption (a)	0.0	(4.3)

Other items (b)	8.0	-

Total provision for income taxes	33%	20.7 . %

(a)	The 4.3% represents special tax credits from the local government due to government enforced regulations. They expired in September 2009.
(b)	The 8.0% represents certain expenses (such as stock option expense) incurred by the Company and Shengtai Holding, Inc. which were not deductible in the PRC for the year ended September 30, 2010.

For the three months ended September 30, 2010, the Company’s effective tax rate was 33%. For the three months ended September 30, 2009, the Company incurred losses before income taxes. Income before income taxes includes losses from non-Chinese entities, which are not deductible.

Tax exemptions by the local government expired in September 2009.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and for the United States income tax purposes, have accumulated net operating loss carry forwards estimated at $390,383 as of September 30, 2010 for the three months ended September 30, 2010. For the United States income tax purposes, the tax benefits from the net operating loss carry forwards are estimated at $128,826 as of September 30, 2010 for the three months ended September 30, 2010. Before expiration from 2027 through 2030, the net operating loss carry forwards are available for reducing taxable income in the future.  The Company’s management believes that the utilization of the tax benefits from the net operating loss carry forwards appears uncertain due to the Company’s limited operating history and continuing losses expected at Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. Therefore, the Company has applied 100% valuation allowance to the deferred tax benefits to reduce the deferred asset to zero.

As of September 30, 2010, the Company’s foreign subsidiary has cumulative undistributed earnings of $25,976,068 that are included in consolidated retained earnings and will continue to be indefinitely reinvested in foreign operations. No provision has been made for the United States deferred taxes related to future repatriation of these cumulative undistributed earnings, nor is it practicable to estimate the amount of income taxes that would incur if the Company concluded that such earnings will be remitted in the future.

Taxes payable

	September 30, 2010	June 30, 2010
	(Unaudited)
VAT payable	$241,132	$954,552

Individual income tax withheld	12,841	10,354

Income tax payable	231,099	401,326

Housing property tax payable	16,126	15,867

Others	47,207	74,375

Total taxes payable	$571,295	$1,456,474

Note 8 - Commitments and contingent liabilities

Guarantees

As of September 30, 2010, the Company has guaranteed $2,994,000 short term loans for an unrelated party, Yuanli Chemical Engineering Inc., "Yuanli.”

The Company is obligated to perform under the guarantee if Yuanli fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $3.2 million for Yuanli, including accrued interest. The Company did not record a liability for the guarantee because management knows that Yuanli is current in its payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to the unrelated party as of September 30, 2010 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$2,994,000

Total	$2,994,000

Litigation

In the Company's ordinary course of business, the Company may be subject to certain legal proceedings. After review, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Note 9   -   Shareholders ' equity

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the Company issued 4,375,000 warrants, "Investor Warrants,” which carry an exercise price of $2.60 and a 5-year term. The Investor Warrants are callable if the Company's shares trade at or above $8.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization and a change of control transaction. During the year ended June 30, 2008, a total of 194,805 warrants were exercised by three shareholders.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2009 (audited)	4,398,945	4,398,945	$2.60	2.72

No activity during they year	-	-	-	-

Outstanding, June 30, 2010 (audited)	4,398,945	4,398,945	$2.60	2.22

No activity during they year	-	-	-	-

Outstanding, September 30, 2010 (unaudited)	4.398,945	4,398,945	$2.60	1.97

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

The volatility of the Company's common stock was estimated by management based on the historical volatility, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy. The fair value of the options was based on the Company's common stock price on the date the options were granted. ASC 718 (formerly SFAS 123R) allows use of the "simplified" method to determine the term when other information is not available. Because the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint, which is the estimated term of the options.

In the Chief Financial Officer Employment Agreement entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 300,000 shares of common stock of the Company.  The shares vest over 3 years starting March 1st, 2010 and terminating on the third anniversary of the date of issuance of this option.  The Company valued the shares at $2.60 per share, which represents 130% of the fair market value being calculated in the private placement price on May 15th, 2007. The fair values of stock options granted to the CFO were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	6.5 years

Expected volatility	149%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$2.60

The stock option activity was as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2009	660,000	$3.34	$-

Granted	300,000	2.60	-

Forfeited	(275,000)	3.34	-

Exercised	-	-	-

Outstanding, June 30, 2010	685,000	$3.02	-

Granted	-	-	-

Forfeited	(20,000)	3.34	-

Exercised	-	-	-

Outstanding, September 30, 2010	665,000	$3.01	$-

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$3.00	665,000	2.62	$3.01	365,000

Compensation expense from stock options recognized for the three months ended September 30, 2010 and 2009 were $100,176 and $158,818. As of September 30, 2010, approximately $1,488,004 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period.

Note 10 - Statutory reserves

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the surplus reserve fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2010 and 2009, the Company transferred $0 and $ 122,271 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company's articles of incorporation, the Company is required to appropriate, annually, 10% of its net profits as statutory surplus reserve up to $7,500,000. As of September 30, 2010, the Company had appropriated to the statutory reserve approximately $3,300,000. The Company plans to contribute a total of $4,300,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 11 Sale Leaseback

Capital lease

On December 10, 2008, the Company entered into a sale leaseback arrangement and sold part of its equipment to an unrelated third party for approximately $5,134,500. The leaseback has been accounted for as a capital lease with the same third party to lease the same equipment for 4 years, with total payments of approximately $8,119,845. The title of the equipment will be transferred back to the Company upon the last payment and after the third party receives a one time payment of $44,010 from the Company. A one time processing fee of $51,345 was paid by the Company related to this lease. A loss of $202,138 realized on this transaction has been recognized in non-operating expense since the carrying value of the equipment sold exceeded its fair value used as the sale price. The lease matured in July 2010, and the total payments of principal and interest are $8,285,895.

 Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended September 30, 2010 and 2009, the Company made contributions in the amounts of $138,663 and $87,616, respectively.

Note 13 - Subsequent event

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2010.

On November 9, 2010, the Company effected a 1-for-2 reverse stock split of its issued and outstanding shares of Common Stock; reducing the number of its authorized shares of Common Stock and Preferred Stock by the same reverse stock split ratio.  The reverse stock split and the reduction of the number of authorized shares of Common Stock and Preferred Stock were authorized by the stockholders of the Company at its annual general meeting of stockholders held on October 26, 2010.  As of November 12, 2010, the outstanding and issued shares were approximately 9,584,903 shares (prior to the reverse stock split the number outstanding was 19,169,805), before rounding up fractional shares.  The authorized number of shares of Common Stock was reduced from 100,000,000 to 50,000,000, and the authorized number of shares of Preferred Stock was reduced from 5,000,000 to 2,500,000.  These financial statements have been adjusted retroactively to reflect the reverse stock split.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following is a discussion and analysis of the financial condition and results of operations of Shengtai Pharmaceutical, Inc., the "Company,” and should be read in conjunction with the Company’s financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may,” "will,” "expect,” "anticipate,” "estimate,” "believe,” "continue,” or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operation or financial condition or state other “forward-looking" information. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on the Company’s business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

The Company is, through its wholly-owned subsidiary, Shengtai Holding Inc., and its wholly-owned subsidiary in the People's Republic of China, the "PRC,” Weifang Shengtai Pharmaceutical Co., Ltd., a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. The Company believes that it is a market leader and preferred domestic supplier of pharmaceutical grade glucose, with about 40% market share in mainland China. The Company also manufactures glucose, cornstarch and other products for the food and beverage industry.

The Company’s cornstarch production facility has a maximum capacity to produce 300,000 metric tons of cornstarch. This facility is located next to the Company’s glucose production plants.  The Company is in the process of building additional capacity to produce dextrose anhydrous and animal feeds and a warehouse to store corns purchased.

During the three months ended September 30, 2010, the Company produced a total of 69,840.24 metric tons of cornstarch, of which 37,779.28 metric tons were used to satisfy its own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. The cornstarch sales amounted to $11.38 million and accounted for 32.84% of the Company’s total net sales for the three months ended September 30, 2010.

The Company’s business can be severely affected by movements in the commodity markets. Corn is the principal raw material for the Company’s cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. From mid-2007 to September 2008, corn and other food prices climbed at an annual inflation rate of 15% in China. In order to maintain a stable corn price, the Chinese government has put restrictions on the development of industrial uses of corn, such as the conversion of corn into ethanol. Also the Chinese government has placed its own corn reserve into the market to help to maintain corn prices. Since September 2008, in a sharp reversal, corn prices have been decreasing due to large corn harvests. Beginning in July 2009, corn prices started to increase. Corn prices for the three months ended September 30, 2010 were approximately 13.90% higher than for the same period last year. Average corn prices for the three months ended September 30, 2010 were 14.74% higher than those for the three months ended December 31, 2009.

The Company believes that these government policies have had and will continue to have mixed effects on its operations. Management believes that stable corn prices will help maintain the availability of the Company’s raw materials and tend to stabilize its gross profit margin over time, although market and economic conditions may continue to have negative effects on its operations. For the three months ended September 30, 2010, the Company’s profit margin has risen from 14% to 17% compared to the same period last year, as discussed below. The principal raw material for glucose is cornstarch.  By using the cornstarch manufactured from its own cornstarch production facility, the Company can help to ensure its glucose products’ quality and consistency. Also, because the Company’s cornstarch manufacturing facility is located next to its glucose manufacturing facilities, the Company is able to eliminate shipping costs and lower glucose products’ manufacturing costs.

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

During the three months ended September 30, 2010, the Company produced a total of 31,511.74 metric tons of glucose, and the Company’s sales of pharmaceutical grade glucose and other glucose products were $14.58 million, or 42.10%, of its net sales.

In addition to its pharmaceutical glucose and cornstarch series of products, the Company also produces other products such as dextrin, corn embryo, fibers, corn meals, and phytin, which are used for pharmaceutical industry, food and beverage and other production purposes. The net sales generated from these products were $8.09 million, and constituted approximately 23.36% of the Company’s total net sales for the three months ended September 30, 2010.

Management believes that better living standards in China should lead to higher consumption of its pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB, or approximately $123 billion, by 2011 to provide universal primary medical services. Over the next three years, the health care investment plan is aimed at expanding the government sponsored medical insurance network to provide accessible and affordable health care coverage to over 90% of the population. Under the plan, each person covered by the system will receive a larger amount of annual subsidy after 2010. The focus of this plan is on providing basic healthcare to many more people, and not on expensive high-tech equipment. This should increase demand for glucose, which is a basic and relatively low-cost element of healthcare in clinics and hospitals. In addition, PRC government intends to build hospitals and improve medical services in rural and underdeveloped areas. At the same time, despite the current deceleration in growth, the Company believes that the continuing economic growth in China, the rising purchasing power of China's domestic market, as well as the public awareness of quality healthcare products, will increase demand for the Company’s pharmaceutical glucose products.

The Company believes that production capacity and product quality are key factors in maintaining and improving its competitive position and enhancing its long term competitiveness. As a result, the Company has emphasized (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base and (iv) expansion of its production capacity utilization.

The Company has a three-tier quality control system and a well equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

As set forth above, the Company’s new glucose production facility passed GMP inspection, and the Company’s facilities and many of its products are fully certified for GMP, IS09001:2000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

The Company’s sales network presently covers almost all provinces of mainland China except the Tibet Autonomous Region.

For the three months ended September 30, 2010, the Company has exported its products to around 47 countries, with Korea, Indonesia, Thailand, Bangladesh and Pakistan as leading purchasers. For the three months ended September 30, 2010, the Company’s international sales comprised approximately 17.27% of its total net sales.

The target customers of the Company are drug makers, medical supply companies, medical supply exporters and food and beverage companies.
The Company constantly strives to broaden and diversify its customer base. The Company believes that a broader customer base will mitigate its reliance on certain customers. The Company believes that a broader market for its products can increase demand for its products, reduce its vulnerability to market changes and provide additional areas of growth in the future. For the three months ended September 30, 2010, the Company’s top ten customers accounted for 40.16% of the Company’s total net sales.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table shows the Company’s operating results for the three months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010	Three months ended September 30, 2009
Net Sales	$34,644,572	$23,127,057
Cost of Sales	28,625,215	19,805,701
Gross Profit	6,019,357	3,321,356
Selling, General and Administrative Expenses	2,579,804	2,084,689
Income (Loss) From Operations	3,439,559	1,236,667
Other (Expense) Income, Net	(1,019,082)	(364,936)
Income (Loss) Before Provision For (Benefit From) Income Taxes	2,320,541	871,731
Provision For (Benefit From) Income Taxes	677,457	87,897
Net Income (Loss)	$1,643,084	$783,833

The following table shows the breakdown of production and sales by product categories, and between self use of Weifang Shengtai and the sales of cornstarch, for the three months ended September 30, 2010 and 2009:

Products	Metric Tons Three months ended September 30, 2010	Metric Tons Three months ended September 30, 2009	Net Sales (%) Three months ended September 30, 2010	Net Sales (%) Three months ended September 30, 2009

Glucose–Sales	31,512	31,294	$14,584,992 (42.10)%	$ $	13,507,448 (58.41)%

Cornstarch-Self use	37,779(54.09)%	29,581(65.72)%
Cornstarch-Sales	32,061(45.91)%	15,432(34.28)%	$11,376,343 (32.84)%		$4,645,221 (20.09)%

Total Cornstarch	69,840(100)%	45,013(100)%
Other Sales	28,200		$8,683,237 (25.06)%		$4,974,388 (21.50)%
Total Sales	91,773		$34,644,572 (100)%		$23,127,057 (100)%

Net sales for the three months ended September 30, 2010 were $34,644,572, an increase of $11,517,515, or 49.80%, compared with the same period in 2009. The increase in net sales primarily resulted from the increase of the Company’s sales volume and selling prices.

Net sales from exports for the three months ended September 30, 2010 increased approximately 93.68% compared with the same period in 2009. The increase is attributable to the recovery of the global economy resulting in an increase in the international demand for the Company’s glucose and corn meal products compared to the same period last year. Domestic sales of cornstarch and other products for the three months ended September 30, 2010 increased approximately 16.31% compared with the same period last year. The increase in domestic sales was attributable to the higher demand for cornstarch and increase in unit sales price for cornstarch.

Cost of sales for the three months ended September 30, 2010 was $28,625,215, an increase of $8,819,514, or 44.53%, compared with the same period in 2009. The increase in cost of sales was lower than the increase in net sales. As a result, the gross profit for the three months ended September 30, 2010 was $6,019,357, an increase of $2,698,001, or 81.23%, compared with the same period in 2009, and the gross profit margin for the three months ended September 30, 2010 was 17.37%, an increase from 3.01% for the same period in 2009.

Selling, general and administrative expenses were $2,579,804 for the three months ended September 30, 2010 compared to $2,084,689 for the three months ended September 30, 2009. It increased by $495,115, or 23.75 % due to a larger increase in our business and sales revenue.

The Company incurred $100,176 in non-cash stock option expenses for the three months ended September 30, 2010, which are included in selling, general and administrative expenses.

Net income for the three months ended September 30, 2010 was $1,643,084, an increase of $859,251 compared with $783,833 for the same period in 2009. The increase in net income was primarily attributable to the increase in the sales volume of the Company’s products and the selling prices of the Company’s products.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2010 was $4,470,009 an increase of 438%, or $3,639,389 from $830,620 provided by operating activities for the same period in 2009.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2010 was $1,121,768, a decrease of $1,462,186 from $2,583,954.

Financing Activities

Net cash used for financing activities for the three months ended September 30, 2010 was $4,237,636 compared with $2,981,502 used in financing activities for the same period in fiscal 2009, as the Company managed to pay part of its bank borrowings.

Loans

Other than the Company’s private placement financing in 2007, the Company has financed its operations primarily through bank loans and operating income. The Company had a total of $39,610,620 short term loans outstanding as of September 30, 2010.  The terms of all these short term loans are for one year. The Company has never defaulted on any of these loans.

The Company has $4,553,721 of non-current payables as of September 30, 2010 and $3,346,336 as of June 30, 2010.  The loan is from Shandong Rong Shi Hua Leasing Company, via Minsheng Bank of China, at an interest rate of 21.2548% and with terms from July 5, 2010 to February 5, 2013。

Guarantees

The Company has guaranteed certain borrowings of other unrelated third parties including short term bank loans. The total guaranteed amounts were $2,994,000 as of September 30, 2010. The total amount of guarantees provided to the Company by unrelated third parties is $2,994,000 as of September 30, 2010.

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

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"), and estimated returns of product from customers. Most of the Company's products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if its products are later determined by the Company to be ineffective. Based on the Company’s historical experience over the past three years, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

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

Foreign currency translation

The Company’s functional currency is the Renminbi (or "RMB"). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as "Accumulated Other Comprehensive Income.”  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

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

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value , which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for the Company beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A Risk Factors .

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

* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, the "Exchange Act,” or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2010

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hu Ye
Hu Ye
Chief Financial Officer
(Principal Financial Officer)