Form 10-Q
period 2010-12-31
Shengtai Pharmaceutical, Inc.
filed 2011-02-14
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 14, 2011, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
SHENGTAI PHARMACEUTICAL, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30,2010
(UNAUDITED)

	DECEMBER 31,	JUNE 30,
	2010	2010
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$6,827,127	$4,121,541
Restricted cash	3,640,800	16,556,904
Accounts receivable, net of allowance for doubtful accounts of $2,211,523 as of December 31, 2010 and $1,306,268 as of June 30, 2010, respectively	14,064,809	8,365,822
Notes receivable	1,124,023	2,410,512
Other receivables	682,528	450,284
Inventories	16,539,263	11,072,170
Prepayments and other assets	1,246,806	545,590
Total current assets	44,125,357	43,522,824

PLANT AND EQUIPMENT, net	80,261,536	75,373,851

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	6,859,927	6,372,294
Advances for construction	1,349,722	2,334,748
Intangible assets - land use right, net of accumulated amortization	3,216,590	3,150,894
Total other assets	11,426,238	11,857,936

Total assets	$135,813,131	$130,754,611

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accured liabilities	$13,508,036	$9,508,631
Accounts payable and accrued liabilities - related party	1,061,947	252,017
Notes payable - banks	7,281,600	17,823,300
Short term loans	47,724,820	40,153,980
Accrued liabilities	652,370	412,555
Other payable	1,070,235	1,315,797
Employee loans	385,339	396,404
Other payable - officer	531,116	515,856
Customer deposit	7,685,913	4,162,046
Taxes payable	700,172	1,456,474
Long term loan-current matunties	640	2,314,983
Total current liabilities	80,602,188	78,312,043

LONG TERM LIABILITIES
Other payable - noncurrent	-	3,346,336
Total long term liabilities	-	3,346,336

Total liabilities	80,602,188	81,658,379

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding	9,585	19,170
Additional paid-in capital	21,498,295	21,305,230
Statutory reserves	3,713,669	3,214,800
Retained earnings	23,192,455	19,351,772
Accumulated other comprehensive income	6,796,940	5,205,259
Total shareholders' equity	55,210,943	49,096,231

Total liabilities and shareholders' equity	$135,813,131	$130,754,611

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATE STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31		SIX MONTHS ENDED DECEMBER 31
	2010	2009	2010	2009
NET SALES	$49,044,856	$28,508,859	$83,689,428	$51,635,916

COST OF SALES	43,145,306	24,039,512	71,770,521	43,845,212

GROSS PROFIT	5,899,550	4,469,347	11,918,907	7,790,704

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,103,390	2,195,676	4,683,194	4,280,366

INCOME FROM OPERATIONS	3,796,160	2,273,671	7,235,713	3,510,338

OTHER (EXPENSE) INCOME:
Earnings on equity investment	144,244	200,963	231,133	347,109
Non-operating income	54,614	(24,229)	77,611	199,362
Non-operating expense	(94,804)	(9,076)	(201,852)	(16,346)
Interest expense and other charges	(427,576)	(913,532)	(1,550,692)	(1,642,318)
Interest income	70,770	(607)	72,034	775
Other income (expense), net	(252,752)	(746,481)	(1,371,764)	(1,111,418)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,543,408	1,527,190	5,863,949	2,398,920

PROVISION FOR INCOME TAXES	846,940	474,964	1,524,397	562,861

NET INCOME	2,696,468	1,052,226	4,339,552	1,836,059

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	763,135	332	1,591,681	61,634

COMPREHENSIVE INCOME	$3,459,603	$1,052,558	$5,931,233	$1,897,693

EARNINGS PER SHARE
Basic	$0.28	$0.11	$0.45	$0.19
Diluted	$0.27	$0.11	$0.45	$0.19

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	9,584,912	9,584,903	9,584,912	9,584,903
Diluted	9,809,676	9,584,903	9,732,089	9,584,903

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,339,552	$1,836,059
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,560,415	3,830,468
Amortization	27,949	28,164
Allowance for bad debts	851,731	(254,370)
Share based compensation to employees	183,480	317,636
Loss on equipment disposal	111,874	-
Gain on disposal of land use right	-	(739)
Earnings on equity investment	(231,133)	(347,109)
Change in operating assets and liabilities:
Accounts receivable	(5,357,856)	1,872,130
Notes receivable	1,450,732	(263,189)
Other receivables	(876,791)	(227,480)
Inventories	(5,111,530)	(1,725,029)
Prepayments and advance to employees	(308,910)	(186,545)
Accounts payable	3,653,269	739,842
Accrued liabilities	228,578	18,125
Accounts payable - related party	788,967	146,971
Other payable	(746,316)	1,134,035
Customer deposit	3,342,622	789,599
Taxes payable	(786,417)	1,025,045
Net cash provided by operating activities	5,120,215	8,733,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances-Short term loan receivable	-	(837,341)
Purchase plant and equipment	(1,204,598)	(2,258,175)
Proceeds from equipment disposal	(0)	2,535
Additions to construction in progress	(5,059,744)	(5,517,268)
Advances for construction	1,037,108	-
Acquisition of land use right	-	(43,415)
Loan to related party - non-current	(851,731)	-
Net cash used in investing activities	(6,078,966)	(8,653,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	12,916,104	20,557,383
Borrowings on notes payable - banks	-	13,197,600
Principal payments on notes payable - banks	(10,888,680)	(35,252,256)
Borrowings on short term loans	12,231,120	14,018,784
Principal payments on short term loans	(5,966,400)	(6,393,504)
Principal payments on employee loans	(22,523)	(266,991)
Borrowings on third party loan	335,610	11,986
Principal payments on third party loan	-	69,381
Borrowings on long term loans	4,778,788	-
Payments on long term loans	(4,778,788)	-
Payment on capital lease obligation	(5,732,806)	(1,929,709)
Net cash provided by financing activities	2,872,424	4,012,675

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	791,911	3,737

INCREASE IN CASH & CASH EQUIVELENTS	2,705,584	4,096,362

CASH & CASH EQUIVELENTS, beginning of period	4,121,543	1,779,476

CASH & CASH EQUIVELENTS, end of period	$6,827,127	$5,875,838

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$1,361,124	$1,827,539
Cash paid for Income taxes	$1,672,926	$-
Non-cash construction in progress transferring into plant and equipment	$575,344	$-

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI,” and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai.” The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K. The results of the three-month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

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

Assets and liabilities were translated at 6.59 RMB and 6.81 RMB to $1.00 at December 31, 2010 and June 30, 2010, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the six months ended December 31, 2010 and 2009 were 6.70 RMB and 6.82 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if its products are later determined by the Company to be ineffective.Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs related to costs of good sold amounted to $1,314,754 and $1,123,730 for the three months ended December 31, 2010 and 2009, respectively. Shipping and handling costs amounted to $2,272,840 and $2,273,694 for the six months ended December 31, 2010 and 2009, respectively.

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

The following is a reconciliation of the basic and diluted earnings per share:

	Three months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net income for earnings per share	$2,696,468	$1,052,226

Weighted average shares used in basic computation	9,584,912	9,584,903

Diluted effect of warrants	224,764	-

Weighted average shares used in diluted computation	9,809,676	9,584,903

Earnings per share

Basic	$0.28	$0.11

Diluted	$0.27	$0.11

	Six months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net income for earnings per share	$4,339,552	$1,836,059

Weighted average shares used in basic computation	9,584,912	9,584,903

Diluted effect of warrants	147,177	-

Weighted average shares used in diluted computation	9,732,089	9,584,903

Earnings per share

Basic	$0.45	$0.19

Diluted	$0.45	$0.19

For the three and six months ended December 31, 2009, no warrants or stock options were included in the calculation of diluted earnings per share because there are no diluted effects for the three and six months ended December 31, 2010.

For the three and six months ended December 31, 2010, 4,398,945 shares of warrants were included in the calculation of diluted earnings per share. No stock options were included in the calculation of diluted earnings per share because there are no diluted effects for the three and six months ended December 31, 2010.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of December 31, 2010 and June 30, 2010, these amounts totaled $3,640,800 and $16,556,904, respectively. A large amount of cash was released from the Restricted cash account after bank notes matured.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP and Tri-State Title & Escrow, LLC, the "Escrow Agent,” the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of December 31, 2010 and June 30, 2010, the undisbursed amounts were $0 and $206,604, respectively.  On August 25, 2010, after full compliance with the Escrow Agreement, a total amount of $ 207,216 was released from the Escrow account under Tri-State Title & Escrow, LLC., and the Escrow account was closed.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests.  Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The allowance for doubtful accounts amounted to $2,211,523 and $1,306,268 as of December 31, 2010 and June 30, 2010, respectively.

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2010 and June 30, 2010, the Company’s bank balances exceeded government insured limits or not covered by insurance by approximately $10,409,470 and $20,470,585, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. For the three and six months ended December 31, 2010 and 2009, there were no customers that individually comprised 10% or more of the Company’s total revenues. For the three and six months ended December 31, 2010 and 2009, there were no vendors that individually accounted for over 10% or more of the Company’s total purchases.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three and six months ended December 31, 2010 and 2009, concerning the Company’s revenues based on geographic area:

For the three months ended:

Revenue	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

China	$40,835,070	$21,363,310

International	8,209,786	7,145,549

Total	$49,044,856	$28,508,859

For the six months ended:

Revenue	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

China	$69,498,700	$41,402,386

International	14,190,728	10,233,530

Total	$83,689,428	$51,635,916

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)

Raw materials	$10,027,917	$2,739,503

Work-in-progress	4,613,152	4,343,957

Finished goods	1,898,194	3,988,710

Total	$16,539,263	$11,072,170

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2010, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases. These advances are interest free and unsecured.

Advance for construction

Advance for construction represent advance for construction. As of December 31, 2010 and June 30, 2010, the advance for construction amounted to $1,349,722 and $2,334,748. Advance for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows- from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2010, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Land use rights:	$3,554,723	$3,451,619
Less: accumulated amortization	(343,381)	(306,261)
Land use rights, net	3,211,342	3,145,385

Software	8,022	7,789
Less: accumulated amortization	(2,774)	(2,254)
Software, net	5,248	5,536
Total intangible assets, net	$3,216,590	$3,150,894

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of December 31, 2010. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

In April 2009, the Company sold a land use right. At the time of the sale, the net book value of the land use right was $348,491, and the sale price for the land use right was $879,000, for a gain of approximately $530,509. As of December 31, 2010, total proceeds had been received.

In August 2009, the Company increased one land use right by paying to the government approximately $43,434 for expenses related to processing the land certificate.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2010, the Company determined that there had been no impairment. Total amortization expense for the six months ended December 31, 2010 and 2009 amounted to $27,949 and $28,164 respectively. Total amortization expense for the three months ended December 31, 2010 and 2009 amounted to $14,205 and $14,257 respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended December 31,	Amount
2011	$56,000
2012	56,000
2013	56,000
2014	56,000
2015	56,000
Thereafter	2,936,590
Total	$3,216,590

Income taxes

The Company accounts for income taxes in accordance with ASC 740 (Originally issued SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (Originally issued SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2010and June 30, 2010, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at December 31, 2010 and June 30, 2010.

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

VAT on sales and VAT on purchases amounted to $6,443,295 and $6,216,854 for the three months ended December 31, 2010, and  $2,969,214 and $2,954,912 for the three months ended December 31, 2009, respectively. VAT on sales and VAT on purchases amounted to $10,955,557 and $10,776,688 for the six months ended December 31, 2010, and  $6,398,113 and $6,225,475 for the six months ended December 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

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

Recently issued accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. Management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The adoption of ASU No. 2010-20 did not have an impact on the financial statements and footnotes.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Buildings	$23,242,508	$22,028,136

Machinery and equipment	65,419,377	65,019206

Automobile facilities	636,271	656,544

Electronic equipment	585,072	527,609

Construction in progress	16,023,962	10,533,083

Total	105,907,190	98,764,578

Accumulated depreciation	(25,645,654)	(23,390,727)

Total	$80,261,536	$75,373,851

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended December 31, 2010 and 2009 amounted to $1,665,369 and $1,912,106, respectively. Interest costs totaling $422,571 and $65,371 were capitalized into construction-in-progress for the three months ended December 31, 2010 and 2009, respectively. Depreciation expense for the six months ended December 31, 2010 and 2009 amounted to $3,560,415 and $3,830,468, respectively. Interest costs totaling $422,571 and $78,468 were capitalized into construction-in-progress for the six months ended December 31, 2010 and 2009, respectively.

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

Summarized unaudited financial information of Changle Shengshi is as follows:

	December 31,	June 30,
	2010	2010
	(unaudited)	(unaudited)
Current assets	$28,535,090	$24,083814

Non-current assets	63,132,192	51,248,756

Total assets	91,667,282	75,332,569

Current liabilities	58,048,450	43,098,908

Non-current liabilities	596,350	1,164,071

Shareholders' equity	33,022,482	31,069,590

Total liabilities and shareholders' equity	$91,667,282	$75,332,569

Summarized financial information of Changle Shengshi for the six months ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(unaudited)	(unaudited)
Net sales	$33,949,108	$24,602,890

Gross profit	$4,074,735	$4,435,025

Income before taxes	$1,948,723	$3,295,270

Net income	$1,461,542	$2,464,121

Percentage of ownership	20%	20%

Company share of income	$292,308	$492,824

Elimination of intercompany profit	$61,176	$(145,715

Company’s share of net income	$231,133	$347,109

Note 5 - Related party transactions

The Company’s utilities are mostly provided by Changle Shengshi (See Note 4). As of December 31, 2010 and June 30, 2010, the Company’s accounts payable due to Changle Shengshi was approximately $1,061,947 and $252,017, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $3,518,879 and $2,664,024 for the three months ended December 31, 2010 and 2009, respectively. The utilities expense amounted to approximately $7,170,278 and $7,242,471 for the six months ended December 31, 2010 and 2009, respectively.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Loans from Bank of China, due various dates from February 2010 to June 2011; monthly interest only payments; interest rates are 5.5755% per annum, guaranteed by an unrelated party and secured by certain properties.	$15,170,000	$14,730,000

Loans from Industrial and Commercial Bank of China, due various dates from February 2010 to June 2011; monthly interest only payments; interest rate ranging from 5.31% to 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	11,013,420	9,662,880

Loan from Agriculture Bank of China, due from June 2010 to December 2011; monthly interest only payments; interest rates ranging from 5.841% to 6.116% per annum, guaranteed by an unrelated third party, unsecured	7,585,000	8,838,000

Loan from China Merchants Bank, due from October 2010 to October 2011, monthly interest only payments; interest rate of 5.56% per annum, secured by certain properties.	3,034,000	-

Loan from Qingdao Bank, due from December 2010to December 2011, monthly interest only payments; interest ratesare 6.116% per annum, guaranteed by an unrelated third party, unsecured	3,034,000	2,946,000

Loan from Minsheng Bank, due from September 2010 to September 2011; monthly interest only payments; interest rate of 5.841% per annum, guaranteed by an unrelated third party, unsecured.	1,517,000	-

Loan from Zhongxin Bank, due March 2011, monthly interest only payments; interest rates ranging from 5.61% to 6.116% per annum, guaranteed by an unrelated third party, unsecured	3,034,000	3,240,600

Loan from Shenzhen Development Bank, due March 2011, monthly interest only payments; interest rate of 5.5755% per annum, guaranteed by an unrelated third party, unsecured	3,337,400	3,240,600

Loan from Dezhi Zheng, an individual, from March 5, 2010 to March 4, 2011; monthly interest of 0.7%; principal and interest payments due on March 4, 2011; guaranteed by Mr. Qingtai Liu	-	736,500

Total	$47,724,820	$40,153,980

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Weifang Bank, due from October 2010 to June 2011, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	$6,068,000	$-

Bank of China, due on various dates from November 2009 to April 2010, 0.05% transaction fee, and restricted cash required 50% to 100% of loan amount, guaranteed by an unrelated third party.	-	8,383,000

Industrial and Commercial Bank of China, due on various dates from August to October 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	1,767,600

Industrial and Commercial Bank of China, due from September 2010 to March 2011, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	1,213,600	1,178,400

Bank of Qingdao, due in July 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	2,946,000

Loan from Shenzhen Development Bank, due from March 2010 to September 2010, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party.	-	3,039,300

Total	$7,281,600	$17,823,300

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $385,339 and $396,404 as of December 31, 2010 and June 30, 2010, respectively. Interest expense related to these loans amounted to $0 and $18,700 for the six months ended December 31, 2010, and 2009, respectively. Interest expense related this loan was de minimis for the three and six months ended December 31, 2010, and 2009, respectively.

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, The Company’s CEO and President for cash flow purposes of the Company. The loan does not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $531,116 and $515,856 as of December 31, 2010 and June 30, 2010, respectively. Interest expense related this loan was de minimis for the three and six months ended December 31, 2010, and 2009, respectively.

Third party loan

From time to time, the Company borrows money from unrelated third parties for use in operations. The loan does not require collateral, interest free, and the principal is due upon demand. Balances as of December 31, 2010 and June 30, 2010 were $341,325 and $0, respectively. Interest expense related this loan was de minimis for the three and six months ended December 31, 2010, and 2009, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, for the three months ended December 31, 2010 and 2009 on all debt, amounted to $427,576 and $913,532, respectively. Interest capitalized into construction-in-progress totaled $422,571,and $0 for the three months ended December 31, 2010 and 2009, respectively. Total interest expense and financial charges, net of capitalized interest, for the six months ended December 31, 2010 and 2009 on all debt, amounted to $1,550,692 and $1,642,318, respectively. Interest capitalized into construction-in-progress totaled $422,571 and $13,097 for the six months ended December 31, 2010 and 2009, respectively.

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

The Company’s subsidiary, Weifang Shengtai was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company was subject to a 25% income tax rate pursuant to the new income tax laws. During the six months ended December 31, 2010 and 2009, the provision for income taxes was $1,524,397 and $562,862, respectively. During the three months ended December 31, 2010 and 2009, the provision for income taxes was $846,940 and $474,964, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31:

	2010	2009
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	25.0

China income exemption (a)	-	(7.0)

Other items (b)	1.0	5.0

Total provision for income taxes	26.0%	23.0%

(a)	The 7% represents the special tax credits from the local government due to government enforced regulation that expired in September 2009.
(b)
Other item is for operating expenses incurred by Shengtai that are not deductible in the PRC and expenses incurred by other subsidiaries that are not deductible on the consolidated level, which resulted in change in effective tax rate of (1% and 5% for the six months ended December 31, 2010 and 2009, respectively.)

The estimated tax savings for the three months ended December 31, 2010 and 2009 amounted to $0  and $0, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended December 31, 2010 and 2009 by $0.00 and $0.00, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended December 31, 2010 and 2009 by $0.00 and $0.00, respectively. The estimated tax savings for the six months ended December 31, 2010 and 2009 amounted to $0 and $239,803, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended December 31, 2010 and 2009 by $0.00 and $0.01, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the six months ended December 31, 2010 and 2009 by $0.00 and $0.01, respectively.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and have incurred estimated net operating loss for income tax purposes for 2011..The estimated net operating loss carry forwards for United States income taxes amounted to $2,475,103 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The valuation allowance at December 31, 2010 amounted to $841,535.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $35,588,675 as of December 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
VAT payable	$322,818	$1,622,859

Individual income tax withheld	18,072	423

Income tax payable	286,578	387,299

Housing property tax payable	17,399	10,098

Others	55,305	46,199

Total taxes payable	$700,172	$2,066,878

Note 8 - Commitments and Contingent liabilities

Guarantees

As of December 31, 2010, the Company has guaranteed $4.5 million short term loans for an unrelated party, Yuanli Chemical Engineering Inc. (“Yuanli”).

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

Detail of guarantee amount to the unrelated party as of December 31, 2010 is as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,551,000

Total	$4,551,000

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2009	4,398,945	4,398,945	$2.60	2.97

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised				-

Outstanding, June 30, 2010	4,398,945	4,398,945	$2.60	2.22

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2010 (unaudited)	4,398,945	4, 398,945	$2.60	1.72

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

The Company terminated the Chief Financial Officer Employment Agreement between the Company and Mr. Hu Ye in December 2010, and the 300,000 options granted were forfeited.

The stock option activity was as follows:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2009	660,000	$3.34	$

Granted	300,000	2.60		-

Forfeited	(275,000)	3.34		-

Exercised	-	-		-

Outstanding, June 30, 2010	685,000	$3.02		$-

Granted	-	-		-

Forfeited	(335,000)	2.60		-

Exercised	-	-		-

Outstanding, December 31, 2010	350,000	$3.34		$-

Following is a summary of the status of options outstanding at December 31, 2010:

Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$3.34	350,000	2.37	$3.34	350,000

For the three and six months ended December 31, 2010, $83,304 and $183,480 were expensed and recorded as compensation expense in the Company’s income statements, respectively. For the three and six months ended December 31, 2009, $158,818 and $317,636 were expensed as compensation expense in the Company’s income statements.

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended December 31, 2010 and 2009, the Company transferred $457,319 and $142,055 to this reserve respectively. For the six months ended December 31, 2010 and 2009, the Company transferred $457,319 and $264,780 to this reserve respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of December 31, 2010 the Company had appropriated to the statutory reserve approximately $3,672,000. The Company plans to contribute $3,828,000 in the future.

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

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the six months ended December 31, 2010 and 2009, the Company made contributions in the amounts of $169,006 and $178,442, respectively to the Company’s retirement plan. For the three months ended December 31, 2010 and 2009, the Company made contributions in the amounts of $30,343 and $90,826, respectively to the Company’s retirement plan.

Note 13 - Subsequent event

In January 2011, the Company obtained a short term loan of $1,517,000 from Industrial and Commercial Bank of China, due November 2011; monthly interest only payments; interest rates are 5.81% per annum, guaranteed by an unrelated third party, unsecured.

In January 2011, the Company obtained a short term loan of $1,517,000 from Bank of China, due January 2012; monthly interest only payments; interest rates are 5.81% per annum, guaranteed by an unrelated third party, unsecured.

In January 2011, the Company has returned $1,517,000 short term loan from Industrial and Commercial Bank of China and $1,517,000 short term loan from Bank of China.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following is a discussion and analysis of the financial condition and results of operations of Shengtai Pharmaceutical, Inc., the ("Company”) and should be read in conjunction with the Company’s financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may,” "will,” "expect,” "anticipate,” "estimate,” "believe,” "continue,” or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operation or financial condition or state other “forward-looking" information. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on the Company’s business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

We are, through our wholly owned subsidiary, Shengtai Holding Inc., and its wholly owned subsidiary in the People's Republic of China, the ("PRC”), Weifang Shengtai Pharmaceutical Co., Ltd., a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose, with about 40% market share in Mainland China. We also manufacture glucose, cornstarch and other products for the food and beverage industry.

Our cornstarch production facility used to have a maximum capacity of 300,000 metric tons. As of January 12, 2011, we completed an expansion of our cornstarch production facility and have now increased our production capacity to 400,000 metric tons.  The new production line is used to manufacture non-pharmaceutical grade cornstarch products. This facility is located next to our glucose production plants.  We believe the new cornstarch facility will help us to meet the increasing demand for our cornstarch products and their byproducts. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

We have been improving dextrose anhydrous and animal feeds production lines and building an additional warehouse to store purchased corn.  The warehouse has been completed and can be used to store an additional 22,000 tons of corn. Because corn prices have been increasing since 2009, the expansion of the warehouse capacity will allow us to store more corn and better control the cost of production.

During the six months ended December 31, 2010, we produced a total of 150,936 metric tons of cornstarch, of which 73,734 metric tons were used to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $28.17 million and accounted for 33.66% of our total net sales for the six months ended December 31, 2010.

Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Corn prices have fluctuated over 10% each year in the last 4 years. Beginning September 2008, corn prices began decreasing due to large corn harvests.  In contrast, by July 2009, corn prices began to increase. This trend continued into 2010. Corn prices for the twelve months ended December 31, 2010 were approximately 18.30% higher than the same period in 2009. Corn prices for the three months ended December 31, 2010 were approximately 12.96% higher than for the same period in 2009. Corn prices for the six months ended December 31, 2010 were approximately 12.13% higher than for the same period in 2009. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit. In the quarter ended December 31, 2010, we completed a new storage facility for corn, and are currently building more corn storage facilities to further improve our ability to store raw material and reduce the impact of fluctuating corn prices.

Recently the Chinese government has placed its own corn reserve into the market to help maintain corn prices. We believe that these government policies have had and will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may continue to have negative effects on our operations.

During the six months ended December 31, 2010, we sold a total of 72,323.07 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products was $34.84 million, or 41.63%, of our net sales. During the three months ended December 31, 2010, we sold a total of 40,811 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products was $20.52 million, or 41.29%, of our net sales.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, corn meals, and phytin, which are used in the pharmaceutical industry, for food and beverages, and for other production purposes. The net sales generated from these products was $20.68 million, and constituted approximately 24.71% of our total net sales for the six months ended December 31, 2010.

Management believes that better living standards in China should lead to higher consumption of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB, or approximately $123 billion, by 2011 to provide universal primary medical services. This plan, together with the continuing economic growth in China, the rising purchasing power of China's domestic market, as well as the public awareness of quality healthcare products, has increased demand for glucose, which is a basic and relatively low-cost element of healthcare in clinics and hospitals.   We expect continued increase of demand of our glucose products.

We believe that production capacity and product quality are key factors in maintaining and improving our competitive position and enhancing our long-term competitiveness. As a result, we emphasize (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base and (iv) expansion of our production capacity utilization.

We have a three-tier quality control system and a well-equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

Our glucose production facility passed GMP inspection and our facilities and many of our products are fully certified for GMP, IS09001:2000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

Our sales network presently covers almost all provinces of Mainland China except the Tibet Autonomous Region.

For the six months ended December 31, 2010, we exported products to around 67 countries, with Korea, Indonesia, Thailand, Bangladesh and Pakistan as leading purchasers. For the six months ended December 31, 2010, our international sales comprised approximately 16.96% of our total net sales. During the same period in 2009, our international sales comprised approximately 19.82% of our total net sales. For the three months ended December 31, 2010, our international sales comprised approximately 16.74% of our total net sales.  During the same period in 2009, our international sales comprised approximately 25.06% of our total net sales

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the six months ended December 31, 2010, our top ten customers accounted for 37.66% of our total net sales. For the three months ended December 31, 2010, our top ten customers accounted for 35.86% of our total net sales

Results of Operations

Three Months Ended December 31, 2010 Compared with Three Months Ended December 31, 2009

The following table shows our operating results for the three months ended December 31, 2010 and 2009:

	Three months ended December 31, 2010	Three months ended December 31, 2009
Net Sales	$49,044,856	$28,508,859
Cost of Sales	43,145,306	24,039,512
Gross Profit	5,899,550	4,469,347
Selling, General and Administrative Expenses	2,103,390	2,195,676
Income From Operations	3,796,160	2,273,671
Other Expense, Net	(252,751)	(746,481)
Income Before Provision For Income Taxes	3,543,409	1,527,190
Provision For Income Taxes	846,940	474,964
Net Income	$2,696,468	$1,052,226

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch, for the three months ended December 31, 2010 and 2009:

Products	Metric Tons Three months ended December 31, 2010	Metric Tons Three months ended December 31, 2009	Net Sales (%) Three months ended December 31, 2010	Net Sales (%) Three months ended December 31, 2009

			20,252,164	$13,893,774
Glucose–Sales	40,811	34,212	$(41.29)%	$(48.73)%

Cornstarch-Self use	35,854(45.01)%	35,380(61.78)%
			16,205,781	6,999,359
Cornstarch-Sales	43,809(54.99)%	21,887(38.22)%	$(33.04)%	$(24.56)%

Total Cornstarch	79,663(100)%	57,267(100)%
			12,586,911	7,615,726
Other Sales			$(25.67)%	$(26.71)%
			49,044,856	28,508,859
Total Sales			$(100)%	$(100)%

Net sales for the three months ended December 31, 2010 were $49,044,856, an increase of $20,535,997, or 72.03%, compared with the same period in 2009. The increase in net sales primarily resulted from increased demand of our products in all product lines and increased unit selling prices of our glucose and cornstarch products. For the three months ended December 31, 2010 compared to the same period last year, the quantity of our glucose products sold increased about 21.44%, while the average unit selling price of our glucose products increased about 19.42%. For the three months ended December 31, 2010 compared to the same period last year, the quantity of our cornstarch products sold increased about 100%, while the average unit selling price of our cornstarch products increased about 13%.  Particular mention must be made for our Slurry sales which increased approximately $5,361,000 or 660% for the three months ended December 31, 2010 compared to the same period last year. The increase is due to higher production of byproducts and higher demand.  Slurry is a byproduct produced in the process of cornstarch production that when dried, becomes cornstarch.  For the three months ended December 31, 2010 compared to the same period last year, the quantity of our other products sold increased about 63%, while the average unit selling price of our other products maintained the same. The increase in domestic sales is due to the improved economic environment compared with the same period last year, increased demand for glucose products due to the execution of the government stimulus plan, as well as our efforts to develop new clients.  International sales have also increased by 14.89%.

Net sales from exports for the three months ended December 31, 2010 increased approximately14.89% compared with the same period in 2009. The increase is mainly attributable to the recovery of the global economy resulting in an increase in the international demand for our glucose products compared to the same period last year.

Cost of sales for the three months ended December 31, 2010 was $43,145,306, an increase of $19,105,794, or 79.48%, compared with the same period in 2009. The increase in cost of sales was in line with the increase in net sales as well as in line with the increase in the price of corn, our main raw material.

Gross profit for the three months ended December 31, 2010 was $5,899,550, an increase of $1,430,203, or 32.00%, compared with the same period in 2009. The increase of gross profit is mainly in line with the increased sales.

Gross profit margin for the three months ended December 31, 2010 was 12.03%, a decrease from 15.68% for the same period in 2009. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 12% for the three months ended December 31, 2010 compared to the same period last year where the average selling prices did not increase much. The decrease is also due to the change of product mix. In the three months ended December 31, 2010, more low profit products, such as Slurry, were sold compared to the same period last year when more profitable products, such as glucose, accounted for a larger percentage of total revenue. We believe that increased sales of cornstarch and byproducts are bringing more positive cash flow to the Company. We are also working on improving pricing and profit control to improve gross profit margin. At the same time, we have built and are building raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials.

For the three months ended December 31, 2010, selling, general and administrative expenses were $2,103,390, a decrease of $92,286, or 4.20%, compared to $2,195,676 for the three months ended December 31, 2009.  The selling, general, and administrative expenses remain stable as selling expenses increased due to increased sales while general and administrative expenses decreased due to cost control.

We incurred $83,304 and $158,818 non-cash stock option expenses for the three months ended December 31, 2010 and 2009, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the three months ended December 31, 2010 was $2,696,468, an increase of $1,644,242 compared with $1,052,226 for the same period in 2009. The increase in net income was primarily attributable to the increased sales.

Six Months Ended December 31, 2010 Compared with Six Months Ended December 31, 2009

The following table shows our operating results for the six months ended December 31, 2010 and 2009:

	Six months ended December 31, 2010	Six months ended December 31, 2009
Net Sales	$83,689,428	$51,635,916
Cost of Sales	71,770,521	43,845,213
Gross Profit	11,918,907	7,790,704
Selling, General and Administrative Expenses	4,683,194	4,280,364
Income From Operations	7,235,713	3,510,338
Other (Expense) Income, Net	(1,371,764)	(1,111,418)
Income Before Provision For Income Taxes	5,863,949	2,398,920
Provision For Income Taxes	1,524,397	562,861
Net Income	$4,339,552	$1,836,059

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch, for the six months ended December 31, 2010 and 2009:

Products	Metric Tons Six months ended December 31, 2010	Metric Tons Six months ended December 31, 2009	Net Sales (%) Six months ended December 31, 2010	Net Sales (%) Six months ended December 31, 2009

			$34,837,156	$27,401,222
Glucose–Sales	72,323	68,392	(41.63)%	(53.07)%

Cornstarch-Self use	73,734(48.85)%	64,961(63.71)%
			$28,170,845	$11,620,091
Cornstarch-Sales	77,202(51.15)%	37,003(36.29)%	(33.66)%	(22.50)%

Total Cornstarch	150,936	101,964
			$20,681,427	$12,614,603
Other Sales			(24.71)%	(24.43)%
			$83,689,428	$51,635,916
Total Sales			(100)%	(100)%

Net sales for the six months ended December 31, 2010 were $83,689,428, an increase of $32,053,512, or 62.08%, compared with the same period in 2009. The increase in net sales primarily resulted from increased demand of our products in all product lines and increased unit selling prices of our glucose and cornstarch products.  For the six months ended December 31, 2010 compared to the same period last year, the quantity of our glucose products sold increased about 11.44%, while the average unit selling price of our glucose products increased about 18%. For the six months ended December 31, 2010 compared to the same period last year, the quantity of our cornstarch products sold increased about 109%, while the average unit selling price of our cornstarch products increased about 14%.  Especially our Slurry sales increased $7,000,000 or 890% for the six months ended December 31, 2010 compared to the same period last year.  The increase is due to higher production of byproducts and higher demand due to improvment in the global economic environment. For the six months ended December 31, 2010 compared to the same period last year, the quantity of our other products sold increased about 67.39%, while the average unit selling price of our other products maintained the same. The increase in domestic sales is due to the improved economic environment compared with the same period last year, increased demand for glucose products due to the government stimulus plan which invested in healthcare by building more clinics and providing a larger healthcare coverage, as well as our efforts to develop new clients.

Net sales from exports for the six months ended December 31, 2010 increased approximately 38.67% compared with the same period in 2009. The increase is mainly attributable to the recovery of the global economy resulting in an increase in the international demand for our glucose products compared to the same period last year.

Cost of sales for the six months ended December 31, 2010 was $71,770,521, an increase of $27,925,308, or 63.69%, compared with the same period in 2009. The increase in cost of sales was in line with the increase in net sales as well as in line with the increase in price of corn, our main raw material.

Gross profit for the six months ended December 31, 2010 was $11,918,907, an increase of $4,128,203, or 52.99%, compared with the same period in 2009. The increase of gross profit is mainly in line with the increased sales.

Gross profit margin for the six months ended December 31, 2010 was 14.24%, a decrease from 15.09% for the same period in 2009. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 13% for the three months ended December 31, 2010 compared to the same period last year, while the average selling prices did not increase as high.

For the six months ended December 31, 2010, selling, general and administrative expenses were $4,683,194, an increase of  $402,830, or 9.41%, compared to $4,280,364 for the six months ended December 31, 2009.  The increase is mainly due to increased selling expenses such as increased shipping and handling expenses and commission expenses due to increased sales.

We incurred $183,480 and $317,636 non-cash stock option expenses for the six months ended December 31, 2010 and 2009, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the six months ended December 31, 2010 was $4,339,552, an increase of $2,503,493, or 136.35%, compared with $1,836,059 for the same period in 2009. The increase in net income was primarily attributable to the increased sales.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2010 was $5,120,215, a decrease of 41.37%, or $3,613,399 from $8,733,614 provided by operating activities for the same period in 2009. The decrease of cash provided by the operating activities is mainly due to increased accounts receivable.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2010 was $6,078,966, a decrease of $2,574,698, or 29.75%, from $8,653,664 provided by investing activities for the same period in 2009. The decrease of cash used in investing activities is mainly due to less expenditure on plant and equipment and construction in process.
.
 Financing Activities

Net cash used for financing activities for the six months ended December 31, 2010 was $2,872,424, compared with $ 4,012,675 used in financing activities for the same period in 2009. The decrease of cash used in investing activities is mainly due to a decrease of restricted cash and more payments of debts.

Loans

Other than our private placement financing in 2007, we have financed our operations primarily through bank loans and operating income. We have a total of $47,724,820 short-term loans outstanding as of December 31, 2010.  The terms of all these short-term loans are for one year. We have never defaulted on any of these loans.

We have $0 of non-current payables as of December 31, 2010 and $3,346,336 as of June 30, 2010.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short-term bank loans. The total guaranteed amounts were $4,551,000 as of December 31, 2010. The total amount of guarantees provided to us by unrelated third parties is $4,551,000 as of December 31, 2010.

Future Cash Commitments and Needs

We estimate the need for capital to run new production facilities. The exact amount will be determined based on both the market demand for our products and the time needed for these facilities to run at full capacity. We will carefully review our financial condition and consider financing either with internally generated cash, bank loans or additional equity.  We expect that our proceeds from operating cash flows and our cash balances, together with amounts available under our loans, will be sufficient to meet our anticipated liquidity needs for the next twelve months.

Critical Accounting Policies and Estimates

We have disclosed in the notes to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

We recognize revenue when the goods are delivered, title has passed, pricing is fixed and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"), and estimated returns of product from customers. Most of our products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing our finished products and certain freight expenses. We allow our customers to return products only if our products are later determined by us to be ineffective. Based on our historical experience over the past three years, product returns have been insignificant throughout all of our product lines. Therefore, we do not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

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

Accounts receivable

In the normal course of business, we extend credit to our customers without requiring collateral or other security interests. Management reviews our accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. We estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and our estimation process. These impacts may be material.

 Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with a 3% residual value over the estimated useful lives of the assets.

Foreign currency translation

Our functional currency is the Renminbi (or "RMB"). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as "Accumulated Other Comprehensive Income.”  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. We do not expect the adoption of ASU 2010-20 to have a significant impact on our consolidated financial statements.

We have reviewed the Accounting Standards Updates up through 2010-29.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. Management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The adoption of ASU No. 2010-20 did not have an impact on the financial statements and footnotes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Mr. Qingtai Liu, our Chief Executive Officer, and Mr. Wang, our current controller, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, mainly referring to our chief financial officer’s resignations during the last two years, the Company’s officers concluded that disclosure controls and procedures were not effective and were not adequately designed to ensure that the information required to be disclosed by us in reports submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, other than the impacts by the resignations of our chief financial officer, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While the ultimate outcome of these lawsuits and legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)