Form 10-Q
period 2011-03-31
Shengtai Pharmaceutical, Inc.
filed 2011-05-16
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
SHENGTAI PHARMACEUTICAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30,2010
(UNAUDITED)

A S S E T S
	MARCH 31,	JUNE 30,
	2011	2010

CURRENT ASSETS:
Cash & cash equivalents	$2,236,822	$4,121,541
Restricted cash	6,392,400	16,556,904
Accounts receivable, net of allowance for doubtful accounts of $2,397,643 as of March 31, 2011 and $1,306,268 as of June 30, 2010, respectively	11,603,946	8,365,822
Notes receivable	2,607,438	2,410,512
Other receivables	785,235	450,284
Inventories	13,415,547	11,072,170
Prepayments and other assets	3,479,905	545,590
Total current assets	40,521,293	43,522,824

PLANT AND EQUIPMENT, net	79,464,688	75,373,851

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	7,061,828	6,372,294
Advances for construction	-	2,334,748
Intangible assets - land use right, net of accumulated amortization	3,212,932	3,150,894
Total other assets	10,274,761	11,857,936

Total assets	$130,260,741	$130,754,611

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable and accured liabilities	$4,615,603	$9,508,631
Accounts payable and accrued liabilities - related party	1,077,720	252,017
Notes payable - banks	9,436,400	17,823,300
Short term loans	46,360,120	40,153,980
Accrued liabilities	787,300	412,555
Other payable	1,158,601	1,315,797
Employee loans	279,659	396,404
Other payable - officer	532,850	515,856
Customer deposit	6,696,853	4,162,046
Taxes payable	1,646,334	1,456,474
Long term loan-current matunties	-	2,314,983
Total current liabilities	72,591,441	78,312,043

LONG TERM LIABILITIES
Other payable - noncurrent	-	3,346,336
Total long term liabilities	-	3,346,336

Total liabilities	72,591,441	81,658,379

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized,
no shares issued and outstanding as of March 31, 2011 and June 30, 2010	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
9,584,912 shares issued and outstanding as of March 31, 2011 and June 30, 2010	9,585	9,585
Additional paid-in capital	21,498,295	21,314,815
Statutory reserves	3,953,515	3,214,800
Retained earnings	25,257,786	19,351,772
Accumulated other comprehensive income	6,950,120	5,205,259
Total shareholders' equity	57,669,301	49,096,231

Total liabilities and shareholders' equity	$130,260,741	$130,754,611

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATE STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2011	2010	2011	2010
NET SALES	$41,686,161	$29,407,287	$125,375,589	$81,043,203

COST OF SALES	35,258,900	23,750,131	107,029,421	67,595,344

GROSS PROFIT	6,427,261	5,657,155	18,346,168	13,447,859

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,491,968	3,078,030	7,175,162	7,358,396

INCOME FROM OPERATIONS	3,935,293	2,579,125	11,171,006	6,089,464

OTHER (EXPENSE) INCOME:
Earnings on equity investment	145,111	98,366	376,244	445,475
Non-operating income	18,343	28,266	95,954	227,628
Non-operating expense	(74,914)	(244,326)	(276,766)	(260,672)
Interest expense and other charges	(785,351)	(1,025,088)	(2,336,043)	(2,667,406)
Interest income	4,682	(775)	76,716	-
Other income (expense), net	(692,129)	(1,143,558)	(2,063,895)	(2,254,976)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,243,162	1,435,568	9,107,111	3,834,488

PROVISION FOR INCOME TAXES	937,985	457,443	2,462,382	1,020,304

NET INCOME	2,305,177	978,125	6,644,729	2,814,184

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	153,180	819	1,744,861	62,453

COMPREHENSIVE INCOME	$2,458,357	$978,944	$8,389,590	$2,876,637

EARNINGS PER SHARE
Basic	$0.24	$0.10	$0.69	$0.29
Diluted	$0.24	$0.10	$0.69	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	9,584,912	9,584,912	9,584,912	9,584,912
Diluted	9,584,912	9,584,912	9,584,912	9,584,912

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,644,729	$2,814,184
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	5,336,701	5,788,007
Amortization	42,103	41,921
Changes of allowance for bad debts	1,031,396	(267,635)
Share based compensation to employees	183,480	476,454
Loss on equipment disposal	112,354	-
Gain on disposal of land use right	-	(739)
Earnings on equity investment	(376,244)	(445,475)
Change in operating assets and liabilities:
Accounts receivable	(3,089,170)	164,973
Notes receivable	580	(1,434,298)
Other receivables	333,225	172,506
Inventories	(2,037,695)	(4,453,863)
Prepayments and advance to employees	(3,816,540)	(567,691)
Accounts payable	(5,127,682)	978,820
Accrued liabilities	360,801	99,975
Accounts payable - related party	804,432	97,249
Other payable	(328,935)	534,969
Customer deposit	2,358,568	2,511,505
Taxes payable	139,180	834,908
Net cash provided by operating activities	2,571,283	7,345,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase plant and equipment	(778,845)	(3,130,993)
Proceeds from equipment disposal	-	2,535
Additions to construction in progress	(3,854,359)	-
Advances for construction	-	(6,880,574)
Acquisition of land use right	-	(47,395)
Loan to related party - non-current	(855,385)	(1,467,000)
Net cash used in investing activities	(5,488,589)	(11,523,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	10,164,504	17,588,755
Borrowings on notes payable - banks	7,340,200	-
Principal payments on notes payable - banks	(16,178,400)	(20,255,200)
Borrowings on short term loans	(14,186,060)	11,272,220
Principal payments on short term loans	18,979,660	-
Borrowings on employee loans	106,733
Principal payments on employee loans	(234,615)	(264,562)
Borrowings on third party loan	-	-
Principal payments on third party loan	-	(248,336)
Borrowings on long term loans	4,799,292	-
Payments on long term loans	(4,799,292)	-
Payment on capital lease obligation	(5,757,404)	(1,793,980)
Net cash provided by financing activities	234,617	6,298,897

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	797,971	62,453

INCREASE (DECREASE) IN CASH & CASH EQUIVELENTS	(1,884,719)	2,183,694

CASH & CASH EQUIVELENTS, beginning of period	4,121,541	1,779,476

CASH & CASH EQUIVELENTS, end of period	$2,236,822	$3,963,170

SUPPLEMENTAL DISCLOSURE
Cash paid for Interest, net of capitalized interest	$1,409,316	$2,752,591
Cash paid for Income taxes	$1,719,891	$1,673,702
Non-cash long term prepayment transferring into construction in progress	$2,374,374	$1,673,702
Non-cash construction in progress transferring into plant and equipment	$2,617,116	$-

The accompanying notes are an integral part of this statement.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI,” and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai.” The Company recorded all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K. The results of the three-month period and nine-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi, "RMB,” as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.57 RMB and 6.81 RMB to $1.00 at March 31, 2011 and June 30, 2010, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the three months ended March 31, 2011 and 2010 were 6.57 RMB and 6.82 RMB to $1.00. The average translation rates applied to income statement for the nine months ended March 31, 2011 and 2010 were 6.68 RMB and 6.82 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. The Company allows its customers to return products only if its products are later determined by the Company to be ineffective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposit.As of March 31,2011 and June 30,2010,customer deposit amounted to $6,696,853 and $4,162,046,respectively.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs related to costs of good sold amounted to $1,804,764 and $1,094,597 for the three months ended March 31, 2011 and 2010, respectively. Shipping and handling costs amounted to $ 4,077,604 and $3,368,291 for the nine months ended March 31, 2011 and 2010, respectively.

Financial instruments

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Stock-based compensation

The Company records stock-based compensation expense using the Black-Scholes option pricing model, which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Stock-based compensation expense is recognized based on awards expected to vest. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. There were no estimated forfeitures in the current period as the Company has a short history of issuing options

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share:

	Three months ended March 31,
	2011	2010
Net income for earnings per share	$2,305,177	$978,125
Weighted average shares - basic and diluted	9,584,912	9,584,912
Earnings per share - basic and diluted	$0.24	$0.10

	Nine months ended March 31,
	2011	2010
Net income for earnings per share	$6,644,729	$2,814,184
Weighted average shares - basic and diluted	9,584,912	9,584,912
Earnings per share - basic and diluted	$0.69	$0.29

For the three and nine months ended March 31, 2011, no warrants or stock options were included in the calculation of diluted earnings per share because there are no diluted effects for the three and nine months ended March 31, 2011.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. As of March 31, 2011 and June 30, 2010, these amounts totaled $6,392,400 and $16,350,000, respectively. A large amount of cash was released from the restricted cash account after bank notes matured.

In accordance with the Escrow Agreement and the Share Purchase Agreement signed by Shengtai Holding Inc., West Coast Car Company, Chinamerica Fund LP and Tri-State Title & Escrow, LLC, the "Escrow Agent,” the Company was required to deposit with the Escrow Agent $5,500,000 immediately on the Closing Date of the Share Purchase Agreement. This fund can only be disbursed when certain criteria are met. As of March 31, 2011 and June 30, 2010, the undisbursed amounts were $0 and $206,604, respectively.  On August 25, 2010, after full compliance with the Escrow Agreement, a total amount of $ 207,216 was released from the Escrow account under Tri-State Title & Escrow, LLC., and the Escrow account was closed.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests.  Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The allowance for doubtful accounts amounted to $2,397,643 and $1,306,268 as of March 31, 2011 and June 30, 2010, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2011 and June 30, 2010, the Company’s bank balances exceeded government insured limits or not covered by insurance by approximately $8,617,495 and $20,470,585, respectively. The Company has not experienced, nor does it anticipate, nonperformance by these institutions.

The Company’s concentrations of credit risk are primarily in trade accounts receivable and accounts payable. For the three and nine months ended March 31, 2011 and 2010, there were no customers that individually comprised 10% or more of the Company’s total revenues. For the three and nine months ended March 31, 2011 and 2010, there were no vendors that individually accounted for over 10% or more of the Company’s total purchases.

As of March 31, 2011, there are two customers accounting for 10% or more than 10% of total accounts receivable. Weifang Century-light Industry Co.,Ltd accounted for 13.58% of total accounts receivable and from H.K.W. accounted for 18.68% of total accounts receivable.

As of March 31, 2011, no vendors accounted for 10% or more than 10% of total accounts payable.

For export sales, we frequently require significant down payments or letter of credit by our customers prior to shipment. During the year ended June 30, 2010 and the nine months ended March 31, 2011, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the three and six months ended March 31, 2011 and 2010, concerning the Company’s revenues based on geographic area:

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

	Three months ended March 31,
	2011	2010
China	$30,296,415	$21,803,054
International	11,389,746	7,604,233
Total	$41,686,161	$29,407,287

	Nine months ended March 31,
	2011	2010
China	$99,795,115	$63,205,440
International	25,580,474	17,837,763
Total	$125,375,589	$81,043,203

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following:

	March 31, 2011	June 30, 2010
Raw materials	$4,228,758	$2,739,503
IWork-in-progress	3,445,083	4,343,957
Finished goods	5,741,706	3,988,710
Total	$13,415,547	$11,072,170

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2011, the Company has determined that no reserves are necessary.

Prepayments

Prepayments represent partial payments or deposits for inventory purchases. These advances are interest free and unsecured.

Advance for construction

Advance for construction represent advance for construction. As of March 31, 2011 and June 30, 2010, the advance for construction amounted to $0 and $2,334,748. Advance for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows- from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2011, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets consist of the following:

	March 31, 2011	June 30, 2010
Land use rights:	$3,566,439	$3,451,619
Less: accumulated amortization	(358,544)	(306,261)
Land use rights, net	3,207,895	3,1 45,385

Software	8,048	7,789
Less: accumulated amortization	(3,010)	(2,254)
Software, net	5,038	5, 536

Total intangible assets, net	3,212,932	3,150,894

Intangible assets are primarily comprised of land use rights which are pledged as collateral for bank loans as of March 31, 2011. All land in the PRC is owned by the Chinese government. However, the government grants “land use rights” for terms ranging from 20 to 50 years. From March 2000 to June 2008, the Company acquired various land use rights for approximately $3,291,000. From July 2008 to March 2009, the Company acquired various land use rights for approximately $480,520. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2011, the Company determined that there had been no impairment. Total amortization expense for the nine months ended March 31, 2011 and 2010 amounted to $42,103 and $41,921 respectively. Total amortization expense for the three months ended March 31, 2011 and 2010 amounted to $14,154 and $13,757 respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The following table consists of the expected amortization expenses for the next five years:

Years ended March 31,	Amount
2011	$56,000
2012	56,000
2013	56,000
2014	56,000
2015	56,000
Thereafter	2,932,932
Total	$3,212,932

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2011and June 30, 2010, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2011 and June 30, 2010.

The Company evaluates uncertain tax positions using a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

VAT on sales and VAT on purchases amounted to $ 4,963,530 and $ 5,237,092 for the three months ended March 31, 2011, and  $3,360,667 and $3,053,788 for the three months ended March 31, 2010, respectively. VAT on sales and VAT on purchases amounted to $ 15,919,087 and $ 16,013,780 for the nine months ended March 31, 2011, and  $9,758,780 and $9,279,263 for the nine months ended March 31, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday in the PRC.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

Recently issued accounting pronouncements

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	March 31, 2011	June 30, 2010
Buildings	$25,192,142	$22,028,136
Machinery and equipment	65,960,892	65,019206
Automobile facilities	649,215	656,544
Electronic equipment	598,453	527,609
Construction in progress	14,583,391	10,533,083
	106,984,093	98,764,578
Less: Accumulated depreciation	(27,519,405)	(23,390,727)
Total	$79,464,688	$75,373,851

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Depreciation expense for the three months ended March 31,2011 and 2010 amounted to $1,776,286 and $1,957,539, respectively. Interest costs totaling $252,909 and $0 were capitalized into construction-in-progress for the three months ended March 31,2011 and 2010, respectively. Depreciation expense for the nine months ended March 31,2011 and 2010 amounted to $5,336,701 and $5,788,007, respectively. Interest costs totaling $675,480 and $78,468 were capitalized into construction-in-progress for the nine months ended March 31,2011 and 2010, respectively.

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

Summarized unaudited financial information of Changle Shengshi is as follows:

	March 31, 2011	June 30, 2010
Current assets	$41,503,239	$24,083814
Non-current assets	69,435,410	51,248,756
Total assets	$110,938,648	$75,332,569

Current liabilities	$76,202,459	$43,098,908
Non-current liabilities	578,551	1,164,071
Shareholders' equity	34,157,638	31,069,590
Total liabilities and shareholders' equity	$110,938,648	$75,332,569

Summarized unaudited financial information of Changle Shengshi for the nine months ended March 31,2011 and 2010 is as follows:

	Nine months ended March 31,
	2011	2010
Net sales	$55,955,132	$37,132,454
Gross profit	7,554,120	5,903,459
Income before taxes	3,305,465	4,077,990
Net income	$2,479,099	$3,051,161
Percentage of ownership	20%	20%
Company share of income	$495,820	$610,232
Elimination of intercompany profit	(119,576)	(164,757))
Company’s share of net income	$376,244	$445,475

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 5 - Related party transactions

The Company’s utilities are mostly provided by Changle Shengshi (See Note 4). As of March 31, 2011 and June 30, 2010, the Company’s accounts payable due to Changle Shengshi was approximately $1,077,720 and $252,017, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The utilities expense amounted to approximately $4,121,248.60 and $5,261,978 for the three months ended March 31, 2011 and 2010, respectively. The utilities expense amounted to approximately $11,291,526.60 and $12,504,449 for the nine months ended March 31, 2011 and 2010, respectively.

Note 6 - Debt

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

	March 31, 2011	June 30, 2010
Loans from Bank of China, due various dates from April 2010 to February 2012; monthly interest only payments; interest rates ranging from 5.5755% to 6.3630% per annum, guaranteed by an unrelated party and secured by certain properties.	$14,915,600	$14,730,000
Loan from Bank of China, due various dates from January 2011 to October 2011; monthly interest only payments; interest rate of 5.88% per annum, guaranteed by Letter of Credit Card	2,739,600	-
Loans from Industrial and Commercial Bank of China, due various dates from Auguest 2010 to March 2012; monthly interest only payments; interest rate ranging from 5.31% to 6.372% per annum, guaranteed by an unrelated third party and secured by certain properties.	8,310,120	9,662,880
Loan from Agriculture Bank of China, due various dates from June 2010 to December 2011; monthly interest only payments; interest rates ranging from 5.841% to 6.116% per annum, guaranteed by an unrelated third party, unsecured	7,610,000	8,838,000
Loan from China Merchants Bank, due from October 2010 to October 2011, monthly interest only payments; interest rate of 5.56% per annum, secured by certain properties.	3,044,000	-
Loan from Qingdao Bank, due from December 2010 to December 2011, monthly interest only payments; interest rate of 6.11% per annum, guaranteed by an unrelated third party, unsecured	3,044,000	2,946,000
Loan from Minsheng Bank, due September 2011; monthly interest only payments; interest rate of 5.841% per annum, guaranteed by an unrelated third party, unsecured.	1,522,000	-
Loan from Zhongxin Bank, due from March 2011 to October 2011, monthly interest only payments; interest rates ranging from 6.06% to 7.0902% per annum, guaranteed by an unrelated third party, unsecured	1,826,400	3,240,600
Loan from Shenzhen Development Bank, due March 2011, monthly interest only payments; interest rate of 6.06% per annum, guaranteed by an unrelated third party, unsecured	3,348,400	3,240,600
Loan from Dezhi Zheng, an individual, from March 5, 2010 to March 4, 2011; monthly interest of 0.7%; principal and interest payments due on March 4, 2011; guaranteed by Mr. Qingtai Liu	-	736,500
Total	$46,360,120	$40,153,980

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. The Company’s notes payables consisted of the following:

	March 31, 2011	June 30, 2010
Weifang Bank, due from October 2010 to June 2011, 0.07% transaction fee,, guaranteed by inventory pledge.	$6,088,000	$-
Bank of China, due on various dates from November 2009 to April 2010, 0.05% transaction fee, and restricted cash required 50% to 100% of loan amount, guaranteed by an unrelated third party.	-	8,383,000
Industrial and Commercial Bank of China, due on various dates from August to October 2009, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	1,767,600
Industrial and Commercial Bank of China, due from September 2010 to March 2011, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	1,178,400
Bank of Qingdao, due in July 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	2,946,000
Loan from Shenzhen Development Bank, due from March 2011 to September 2011, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party.	3,348,400	3,039,300
Total	$9,436,400	$17,823,300

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loans amounted to $279,659 and $396,404 as of March 31, 2011 and June 30, 2010, respectively. Interest expense related to these loans amounted to $0 and $18,700 for the nine months ended March 31, 2011, and 2010, respectively. Interest expense related this loan was de minimis for the three months ended March 31, 2011, and 2010, respectively.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Employee loan - officer

From time to time, the Company borrows monies from Qingtai Liu, The Company’s CEO and President for cash flow purposes of the Company. The loan does not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $532,850 and $515,856 as of March 31, 2011 and June 30, 2010, respectively. Interest expense related this loan was de minimis for the three and nine months ended March 31, 2011, and 2010, respectively.

Third party loan

From time to time, the Company borrows money from unrelated third parties for use in operations. The loan does not require collateral, interest free, and the principal is due upon demand. Balances as of March 31, 2011 and June 30, 2010 were $0 and $0, respectively. Interest expense related this loan was de minimis for the three and nine months ended March 31, 2011, and 2010, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, for the three months ended March 31, 2011,and 2010 on all debt, amounted to $785,351 and $1,025,088, respectively. Interest capitalized into construction-in-progress totaled $252,909 and $0 for the three months ended March 31, 2011 and 2010, respectively. Total interest expense and financial charges, net of capitalized interest, for the nine months ended March 31, 2011 and 2010 on all debt, amounted to $2,336,043 and $2,667,406, respectively. Interest capitalized into construction-in-progress totaled $675,480 and $13,097 for the nine months ended March 31, 2011 and 2010, respectively.

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
March 31, 2011
(UNAUDITED)

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

The Company’s subsidiary, Weifang Shengtai was established before March 16, 2007, and therefore is qualified to continue to be taxed at the reduced rate as described above until the tax holiday term is completed. Starting on September 1, 2009, the Company was subject to a 25% income tax rate pursuant to the new income tax laws. During the three months ended March 31, 2011 and 2010, the provision for income taxes was $ 937,985 and $457,443, respectively. During the nine months ended March 31, 2011 and 2010, the provision for income taxes was $2,462,382 and $1,020,304, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months:

	Nine months ended March 31,
	2011	2010
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income exemption (a)	-	(7.0)
Other items (b)	2.0	5.0
Total provision for income taxes	27.0%	27.0%

(a)	The 7% represents the special tax credits from the local government due to government enforced regulation that expired in September 2009.
(b)
Other item is for operating expenses incurred by Shengtai that are not deductible in the PRC and expenses incurred by other subsidiaries that are not deductible on the consolidated level, which resulted in change in effective tax rate of (1% and 5% for the nine months ended March 31, 2011 and 2010, respectively.)

The estimated tax savings for the three months ended March 31, 2011 and 2010 amounted to $0  and $0, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended March 31, 2011 and 2010 by $0.00 and $0.00, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended March 31, 2011 and 2010 by $0.00 and $0.00, respectively. The estimated tax savings for the nine months ended March 31, 2011 and 2010 amounted to $0 and $126,322, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended March 31, 2011 and 2010 by $0.00 and $0.01, respectively. The net effect on diluted earnings per share if the income tax had been applied would decrease diluted earnings per share for the nine months ended March 31, 2011 and 2010 by $0.00 and $0.00, respectively.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and have incurred estimated net operating loss for income tax purposes for 2011. The estimated net operating loss carry forwards for United States income taxes amounted to $2,511,759 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2027 through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The valuation allowance at March 31, 2011 amounted to $853,998.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $35,625,331 as of March 31, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	Nine months ended March 31,
	2011	2010
VAT payable	$373,466	$1,622,859
Individual income tax withheld	7,950	423
Income tax payable	1,193,464	387,299
Housing property tax payable	17,456	10,098
Others	53,997	46,199
Total taxes payable	$1,646,334	$2,066,878

Note 8 - Commitments and Contingent liabilities

Guarantees

As of March 31, 2011, the Company has guaranteed $4.6 million short term loans for an unrelated party, Yuanli Chemical Engineering Inc. (“Yuanli”).

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
March 31, 2011
(UNAUDITED)

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

In connection with November 2010 1-for-2 reverse stock split, all outstanding warrants will have 1-for-2 reverse split with the exercise price doubled.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2009	2,199,473	2,199,473	$5.20	$2.97
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised				-
Outstanding, June 30, 2010	2,199,473	2,199,473	5.20	2.22
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2011	2,199,473	2,199,473	$5.20	$1.47

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Weighted average risk-free interest rate	3.22%
Expected term	4 years
Expected volatility	146%
Expected dividend yield	0%
Weighted average grant-date fair value per option	3.34

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

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Weighted average risk-free interest rate	2.79%
Expected term	6.5 years
Expected volatility	149%
Expected dividend yield	0%
Weighted average grant-date fair value per option	2.60

The Company terminated the Chief Financial Officer Employment Agreement between the Company and Mr. Hu Ye in December 2010, and the 300,000 options granted were forfeited.

In connection with November 2010 1-for-2 reverse stock split, all outstanding options will have 1-for-2 reverse split with the exercise price doubled.

The stock option activity was as follows:

	Options Outstanding		Weighted Average Exercise Price	Average Intrinsic Value
Outstanding, June 30, 2009	330,000		$6.68	$-
Granted	150,000		5.20	-
Forfeited	(137,500)		6.68	-
Exercised	-		-	-
Outstanding, June 30, 2010	347,500		6.04	-
Granted	-		-	-
Forfeited	(167,500,	)	5.20	-
Exercised	-		-	-
Outstanding, March 31, 2011	175,000		$6.68	$-

Following is a summary of the status of options outstanding at March 31, 2011:

Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$6.68	175,000	2.12	$6.68	175,000

For the three and nine months ended March 31, 2011, $0 and $183,480 were expensed and recorded as compensation expense in the Company’s income statements, respectively. For the three and nine months ended March 31, 2010, $158,818 and $476,454 were expensed as compensation expense in the Company’s income statements. As of March 31, 2011, approximately $0 of estimated expense with respect to unvested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period.

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
March 31, 2011
(UNAUDITED)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2011 and 2010, the Company transferred $297,206 and $16,638 to this reserve respectively. For the nine months ended March 31, 2011 and 2010, the Company transferred $754,525 and $281,418 to this reserve respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of March 31, 2011 the Company had appropriated to the statutory reserve approximately $3,953,000. The Company plans to contribute $3,547,000 in the future.

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

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the nine months ended March 31, 2011 and 2010, the Company made contributions in the amounts of $276,038 and $265,220, respectively to the Company’s retirement plan. For the three months ended March 31, 2011 and 2010, the Company made contributions in the amounts of $107,032 and $86,778, respectively to the Company’s retirement plan.

Note 13 - Subsequent events

In April 2011, the Company obtained a short term loan of $1,826,400 from Industrial and Commercial Bank of China, due December 2012; monthly interest only payments; interest rates are 6.4236% per annum, guaranteed by an unrelated third party, unsecured.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

In April 2011, the Company obtained a short term loan of $1,065,400 from Industrial and Commercial Bank of China, due March 2012; monthly interest only payments; interest rates are 6.06% per annum, guaranteed by an unrelated third party, unsecured.

In April 2011, the Company obtained a short term loan of $913,200 from Bank of China, due April 2012; monthly interest only payments; interest rates are 5.454% per annum, guaranteed by an unrelated third party, unsecured.

In April 2011, the Company has returned $913,200 short term loan from Bank of China.

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

Overview

We are, through our wholly owned subsidiary, Shengtai Holding Inc., and its wholly owned subsidiary in the People's Republic of China, the ("PRC”), Weifang Shengtai Pharmaceutical Co., Ltd., ("Weifang Shengtai") a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose, with about 40% market share in Mainland China. We also manufacture glucose, cornstarch and other products for the food, beverage and other industries.

As of January 12, 2011, we completed an expansion of our cornstarch production facility and have now increased our constarch production capacity from 300,000 metric tons to 400,000 metric tons. The new production line is used to manufacture non-pharmaceutical grade cornstarch products. This facility is located next to our glucose production plants. We believe the new cornstarch facility will help us meet the increasing demand for our cornstarch products and their byproducts. By using the cornstarch manufactured from our own cornstarch production facility, we can ensure our glucose products’ quality and consistency. Also, because our cornstarch manufacturing facility is located next to our glucose manufacturing facilities, we are able to eliminate shipping costs and lower glucose products’ manufacturing costs.

We have built an additional warehouse to store purchased corn. The warehouse has been completed in April 2011 and can be used to store an additional 22,000 tons of corn. As of April, 2011, we have the capacity to store 36,000 tons of corns. We are also in the process of building two additioanl corn warehouses, each with a 7,000 ton capacity. We expect the warehouses to be completed in 2011. After the completion of construction, we will have the capacity to store 50,000 tons of corn. Because corn prices have been increasing since 2009, the expansion of our warehouses' capacity will allow us to store more corn and better control the cost of production.

During the three months ended March 31, 2011, we manufactured a total of 72,957 metric tons of cornstarch, of which 37,694 metric tons were used to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $13,969,076 and accounted for 33.51% of our total net sales for the three months ended March 31, 2011.

During the nine months ended March 31, 2011, we manufactured a total of 223,893 metric tons of cornstarch, of which 111,428 metric tons were used to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $42.14 million and accounted for 33.61% of our total net sales for the nine months ended March 31, 2011.

Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Corn price has been continually rising for the last four years. Corn prices for the twelve months ended March 31, 2011 were approximately 15.45% higher than for the same period in 2010. Corn prices for the three months ended March 31, 2011 were approximately 13.77% higher than for the same period in 2010. Corn prices for the nine months ended March 31, 2011 were approximately 12.68% higher than for the same period in 2010. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit. In the quarter ended March 31, 2011, we completed a new storage facility for corn, and are currently building more corn storage facilities to further improve our ability to store raw material and reduce the impact of fluctuating corn prices.

The Chinese government has placed its own corn reserve into the market to help maintain corn prices. In March 2011, our local government set up a local food reserve company to enhance corn storage and to help maintian corn prices. We believe that these government policies have had and will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may continue to affect our operations.

During the three months ended March 31, 2011, we sold a total of 30,197 metric tons of glucose, a decrease of 2,534 metric tons compared to the 32,731 metric tons of glocuse sold during the same period in 2010.  During the three months ended March 31, 2011, our sales of pharmaceutical grade glucose and other glucose products was $16.48 million, or 39.53%, of our net sales.  During the same period in 2010, our sales of pharmaceutical grade glucose and other glucose products was $14.66 million, or 49.85%, or our net sales.

During the nine months ended March 31, 2011, we sold a total of 102,520 metric tons of glucose, an increase of 4,920 metric tons compared to 97,600 metric tons of glucose sold in the nine months ended March 31, 2010. Our sales of pharmaceutical grade glucose and other glucose products was $51.32 million, or 40.93%, of our net sales. During the same period in 2010, our sales of pharmaceutical grade glucose and other glucose prodcuts was $42.06 million, or 51.90%, of our net sales. During the three months ended March 31, 2011, we sold a total of 30,197 metric tons of glucose, a decrease of 2,534 metric tons compared to the 32,731 metric tons of glocuse sold during the same period in 2010. During the three months ended March 31, 2011, our sales of pharmaceutical grade glucose and other glucose products was $16.48 million, or 39.53%, of our net sales. During the same period in 2010, our sales of pharmaceutical grade glucose and other glucose products was $14.66 million, or 49.85%, or our net sales.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, corn meals, and phytin, which are used in the pharmaceutical industry, for food and beverages, and for other production purposes. The net sales generated from these products was $31.92 million, and constituted approximately 25.46% of our total net sales for the nine months ended March 31, 2011. The net sales generated from these products was $19.90 million, and constituted approximately 24.55% of our total net sales for the nine months ended March 31, 2010. The net sales generated from these products was $11.24million, and constituted approximately 26.96% of our total net sales for the three months ended March 31, 2011. The net sales generated from these products was $7.28 million, and constituted approximately 24.77% of our total net sales for the three months ended March 31, 2010.

Management believes that better living standards in China should lead to higher consumption of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB, or approximately $123 billion, by 2011 to provide universal primary medical services. This plan, together with the continuing economic growth in China, the rising purchasing power of China's domestic market, as well as the public awareness of quality healthcare products, has increased demand for glucose, which is a basic and relatively low-cost standard for healthcare in clinics and hospitals. We expect continued increase of demand of our glucose products due to an expected increase in the number of hospitals and clinics being built in China.

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

For the nine months ended March 31, 2011, we exported products to around 67 countries, with Korea, Indonesia, Thailand, Bangladesh and Pakistan as leading purchasers. For the nine months ended March 31, 2011, our international sales comprised approximately 20.40% of our total net sales. During the same period in 2010, our international sales comprised approximately 22.01% of our total net sales. For the three months ended March 31, 2011, our international sales comprised approximately 27.32% of our total net sales. During the same period in 2010, our international sales comprised approximately 25.86% of our total net sales.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the nine months ended March 31, 2011, our top ten customers accounted for 37.63% of our total net sales. During the nine month period ended March 31, 2010, our top ten customers accounted for 30.65% of our total net sales. For the three months ended March 31, 2011, our top ten customers accounted for 37.58% of our total net sales. For the three months ended March 31, in 2010, our top ten customers accounted for 41.21% of our total net sales.

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

The following table shows our operating results for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net Sales	$41,686,161	$29,407,287
Cost of Sales	35,258,900	23,750,131
Gross Profit	6,427,261	5,657,155
Selling, General and Administrative Expenses	2,491,968	3,078,030
Income From Operations	3,935,293	2,579,125
Other Expense, Net	(692,129)	(1,143,558)
Income Before Provision For Income Taxes	3,243,162	1,435,568
Provision For Income Taxes	937,985	457,443
Net Income	$2,305,177	$978,125

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch, for the three months ended March 31, 2011 and 2010:

Products	Metric Tons Three months ended March 31, 2011	Metric Tons Three months ended March 31, 2010	Net Sales (%) Three months ended March 31, 2011	Net Sales (%) Three months ended March 31, 2010

			16,479,475	$14,659,235
Glucose–Sales	30,197	32,731	$(39.53)%	$(49.85)%

Cornstarch-Self use	37,694(51.67)%	25,169(51.99)%
			13,969,076	7,465,044
Cornstarch-Sales	35,263(48.33)%	23,244(48.01)%	$(33.51)%	$(25.39)%

Total Cornstarch	72,957(100)%	48,413(100)%
			11,237,610	7,283,008
Other Sales			$(26.96)%	$(24.77)%
			46,686,161	29,407,287
Total Sales			$(100)%	$(100)%

Net sales for the three months ended March 31, 2011 were $41,686,161, an increase of $12,278,874, or 41.75%, compared with $29,407,287 for the same period in 2010. The increase in net sales primarily resulted from increased demand of our products in all product lines and increased unit selling prices of our glucose and cornstarch products. For the three months ended March 31, 2011 compared to the same period in 2010, the quantity of our glucose products sold decreased about 4.27% from 31,545 metric tons to 30,197 metric tons, while the average unit selling price of our glucose products increased about 13.91% from $3,169 to $3,610. For the three months ended March 31, 2011 compared to the same period in 2010, the quantity of our cornstarch products sold increased about 51.71% from 23,244 metric tons to 35,263 metric tons , while the average unit selling price of our cornstarch products increased about 19.70% from $2,190 to $2,622.  Particular mention must be made for our Slurry sales which increased approximately $3,171,000 or 360% for the three months ended March 31, 2011 compared to the same period last year. The increase is due to higher production of byproducts and higher demand.  Slurry is a byproduct produced in the process of cornstarch production that when dried, becomes cornstarch.  For the three months ended March 31, 2011 compared to the same period last year, the quantity of our other products sold increased about 51.65% from 20,991 metric tons to 31,833 metric tons , while the average unit selling price of our other products decreased about 1.11% from $2,364 to $2,338. The increase in domestic sales is due to the improved economic environment compared with the same period last year, increased demand for glucose products due to the execution of the government stimulus plan, as well as our efforts to develop new clients.

Net sales from exports for the three months ended March 31, 2011 increased approximately 49.78% from $7,604,233 to $11,389,746, compared with the same period in 2010. The increase is mainly attributable to the recovery of the global economy resulting in an increase in the international demand for our glucose products compared to the same period last year.

Cost of sales for the three months ended March 31, 2011 was $35,258,900, an increase of $11,508,769, or 48.46%, compared with 23,750,131 for the same period in 2010. The increase in cost of sales was in line with the increase in net sales volume as well as in line with the increase in the price of corn, our main raw material.

Gross profit for the three months ended March 31, 2011 was $6,427,261, an increase of $770,106, or 13.61%, compared with 5,657,155 for the same period in 2010. The increase of gross profit is mainly in line with the increased sales as well as increased sales prices, offset by increased cost of goods sold mainly caused by increased raw material prices.

Gross profit margin for the three months ended March 31, 2011 was 15.42%, a decrease from 19.24% for the same period in 2010. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 13.77% for the three months ended March 31, 2011 compared to the same period last year. Average sales price for our products increased 7.15% for the three months ended March 31, 2011 compared to the same period last year.  Average sales prices for the three months ended March 31, 2011 increased 13.91% and 19.70% for glucose and cornstarch products, respectively, compared to the same period last year. Average sales price of other products decreased 1.11% for the three months ended March 31, 2011 compared to the same period last year. The decrease of gross profit margin is due to the price of corn increasing more than the average sales price and also due to the change of product mix. In the three months ended March 31, 2011, more low profit products, such as Slurry, were sold compared to the same period last year when more profitable products, such as glucose, accounted for a larger percentage of total revenue. We believe that increased sales of cornstarch and byproducts will bring more positive cash flow because sales will increase as the collection rate remains the same. We are also working on improving pricing and profit control to improve gross profit margin. At the same time, we have built and are building raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials. We are focused on pricing improvement as well as locking in lower cost of material.

For the three months ended March 31, 2011, selling, general and administrative expenses were $ 2,491,968, a decrease of $586,062, or 19.04%, compared to $3,078,030 for the three months ended March 31, 2010.  Selling expenses were $1,431,042 and $1,196,102 for the three months ended March 31, 2011 and 2010, respectivley. The increase is mainly due to increased commission and increased shipping and handling expenses due to increased sales and increased shipping expenses such as gas expenses. General and administrative expenses were $1,060,926 and $1,881,928 for the three months ended March 31, 2011 and 2010, respectivley. The decrease is mainly due to decreased expenses as a public company for the three months ended March 31, 2011, such as decreased option expenses due to options being fully vested and decreased professional expenses due to control of our expenses.

We incurred $0 and $158,818 non-cash stock option expenses for the three months ended March 31, 2011 and 2010, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the three months ended March 31, 2011 was $2,305,177, an increase of $1,327,052 compared with $978,125 for the same period in 2010. The increase in net income was primarily attributable to the increased sales in our operations, offset by increased cost of goods sold and increased income tax .

Nine Months Ended March 31, 2011 Compared with Nine Months Ended March 31, 2010

The following table shows our operating results for the nine months ended March 31, 2011 and 2010:

	Nine months ended March 31, 2011,	Nine months ended March 31, 2010
Net Sales	$125,375,589	$81,043,203
Cost of Sales	107,029,421	67,595,344
Gross Profit	18,346,168	13,447,859
Selling, General and Administrative Expenses	7,175,162	7,358,396
Income From Operations	11,171,006	6,089,464
Other (Expense) Income, Net	(2,063,895)	(2,254,976)
Income Before Provision For Income Taxes	9,107,111	3,834,488
Provision For Income Taxes	2,462,382	1,020,304
Net Income	$6,644,729	$2,814,184

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch, for the nine months ended March 31, 2011 and 2010:

Products	Metric Tons Nine months ended March 31, 2011	Metric Tons Nine months ended March 31, 2010	Net Sales (%) Nine months ended March 31, 2011	Net Sales (%) Nine months ended March 31, 2010

			$51,316,631	$42,060,458
Glucose–Sales	102,520	97,600	(40.93)%	(51.90)%

Cornstarch-Self use	111,428(49.77)%	90,130(66.05)%
			$42,139,921	$19,085,135
Cornstarch-Sales	112,465(50.23)%	59,972(39.95)%	(33.61)%	(23.55)%

Total Cornstarch	223,893	50,102
			$31,919,037	$19,897,610
Other Sales			(25.46)%	(24.55)%
			$125,375,589	$81,043,203
Total Sales			(100)%	(100)%

Net sales for the nine months ended March 31, 2011 were $125,375,589, an increase of $44,332,386, or 54.70%, compared with $81,043,203 for the same period in 2010. The increase in net sales primarily resulted from increased demand of our products in all product lines and increased unit selling prices of our glucose and cornstarch products.  For the nine months ended March 31, 2011 compared to the same period last year, the quantity of our glucose products sold increased about 2.59% from 99,937 metric tons to 102,520 metric tons , while the average unit selling price of our glucose products increased about 16.42% from $2,870 to $3,341. For the nine months ended March 31, 2011 compared to the same period last year, the quantity of our cornstarch products sold increased about 86.67% from 60,247 metric tons to 112,466 metric tons, while the average unit selling price of our cornstarch products increased about 15.79% from $2,160 to $2,501.  In particular, our Slurry sales increased $10,203,000 or 610% for the nine months ended March 31, 2011 compared to the same period last year.  The increase is due to higher production of byproducts and higher demand due to improvment in the global economic environment. In particular, the demand for our cornstarch products increased significantly.  The economic crisis has caused many cornstarch factories to lower their prices or to shut down production due to a decrease in demand internationally for their products which in turn created tougher domestic competition.  Companies such as ourselves who have been able to survive the economic crisis are embracing this new business environment with fewer competitors.  For the nine months ended March 31, 2011 compared to the same period last year, the quantity of our other products sold increased about 61.79% from 59,048 metric tons to 95,536 metric tons, while the average unit selling price of our other products decreased about 2.87% from $2,296 to $2,230. The increase in domestic sales is due to the improved economic environment compared with the same period last year, increased demand for glucose products due to the government stimulus plan which invested in healthcare by building more clinics and providing more healthcare coverage, as well as our efforts to develop new clients.

Net sales from exports for the nine months ended March 31, 2011 increased approximately 43.41% compared with 17,837,763 for the same period in 2010. The increase is mainly attributable to the recovery of the global economy resulting in an increase in the international demand for our glucose products compared to the same period last year.

Cost of sales for the nine months ended March 31, 2011 was $107,029,421, an increase of $39,434,077, or 58.34%, compared with 67,595,344 for the same period in 2010. The increase in cost of sales was in line with the increase in net sales volume as well as in line with the increase in price of corn, our main raw material.

Gross profit for the nine months ended March 31, 2011 was $18,346,168, an increase of $4,898,309, or 36.42%, compared with 13,447,859 for the same period in 2010. The increase of gross profit is mainly in line with the increased sales as well as increased sales prices, offset by increased cost of goods sold mainly caused by increased raw material prices.

Gross profit margin for the nine months ended March 31, 2011 was 14.63%, a decrease of 16.59% from the same period in 2010. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 12.68% for the nine months ended March 31, 2011 compared to the same period last year. Average sales price of our products increased 6.92% for the nine months ended March 31, 2011 compared to the same period last year.  Average sales prices for the nine months ended March 31, 2011 increased 16.42% and 15.79% for glucose and cornstarch products, respectively, compared to the same period last year. Average sales price of other products decreased 2.87% for the nine months ended March 31, 2011 compared to the same period last year. The decrease of gross profit margin is due to the price of corn increasing more than the average sales price and also due to the change in product mix. In the nine months ended March 31, 2011, more low profit products, such as Slurry, were sold compared to the same period last year when more profitable products, such as glucose, accounted for a larger percentage of total revenue. We believe that increased sales of cornstarch and byproducts will bring more positive cash flow to the Company because sales will increase as the collection rate remains the same. We are also working on improving pricing and profit control to improve gross profit margin. At the same time, we have built and are building raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials. The Company is focusing on pricing improvement as well as locking in lower cost of material.

For the nine months ended March 31, 2011, selling, general and administrative expenses were $7,175,162, a decrease of  $183,234, or 2.49%, compared to $7,358,396 for the nine months ended March 31, 2010.  Selling expenses were $4,416,101 and $3,466,889 for the nine months ended March 31, 2011 and 2010, respectivley. The increase is mainly due to increased commission and increased shipping and handling expenses due to increased sales and increased shipping expenses such as gas expenses. General and administrative expenses were $2,759,061 and $3,891,507 for the nine months ended March 31, 2011 and 2010, respectively. The decrease is mainly due to decreased expenses as a public company for the three months ended March 31, 2011, such as decreased option expenses due to options being fully vested and decreased professional expenses due to the control of our expenses.

We incurred $183,480 and $476,454 non-cash stock option expenses for the nine months ended March 31, 2011 and 2010, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the nine months ended March 31, 2011 was $6,644,729, an increase of $3,830,545, or 136.12%, compared with $2,814,184 for the same period in 2010. The increase in net income was primarily attributable to the increased sales in our operations, offset by increased cost of goods sold and increased income tax, .

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2011 was $2,571,283 , a decrease of 64.70%, or $4,774,487 from $7,345,770 provided by operating activities for the same period in 2010. The decrease of cash provided by the operating activities is mainly due to decreased accounts payable of approximately $3 million. During the three months ended March 31, 2011, we have paid more in advance compared to the same period last year in order to lock in lower prices. The tighter monetary policies also cause more vendors to require larger advanced payments.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2011 was $5,488,589, a decrease of $6,034,837, or 52.37%, from $11,523,426 provided by investing activities for the same period in 2010. The decrease of cash used in investing activities is mainly due to less expenditure on plant and equipment and construction in process.

Financing Activities

Net cash used for financing activities for the nine months ended March 31, 2011 was $234,617, compared with $ 6,298,897 used in financing activities for the same period in 2010. The decrease of cash used in financing activities is mainly due to a decrease of restricted cash.

Loans

Other than our private placement financing in 2007, we have financed our operations primarily through bank loans and operating income. We have a total of $46,360,120 in short-term loans outstanding as of March 31, 2011.  The terms of all these short-term loans are for one year. We have never defaulted on any of these loans.

We have $0 of non-current payables as of March 31, 2011 and $3,346,336 as of June 30, 2010.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short-term bank loans. The total guaranteed amounts were $4.6 million as of March 31, 2011. The total amount of guarantees provided to us by unrelated third parties is $4.6 million as of March 31, 2011.

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

Foreign currency translation

Our functional currency is the Renminbi (or "RMB"). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.  The average exchange rate in effect during the reporting period for the three months ended March 31, 2011 was 6.57 RMB to $1.00.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as "Accumulated Other Comprehensive Income.”  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Mr. Qingtai Liu, the Company’s Chief Executive Officer, and Mr. Yongqiang Wang, the Company’s current financial controller, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, mainly referring to our chief financial officer’s resignations during the last two years, the Company’s officers concluded that disclosure controls and procedures were not effective and was not adequatly designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: May 16, 2011

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)