Form 10-K
period 2011-06-30
Shengtai Pharmaceutical, Inc.
filed 2011-10-07
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10 -K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number: 000 - 51312

SHENGTAI PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter )
Delaware State or other jurisdiction of incorporation or organization	54-2155579 (I.R.S. Employer Identification No.)

Changda Road East, Development District, Changle County, Shandong, People’s Republic of China Address of principal executive offices)	262400 (Zip Code)

Registrant’s telephone number, including; area code  011 - 86 - 536 - 2188831

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Common Stock par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange  Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price of $2.90 per share of common stock at which the common equity was last sold on December 31, 2010, the last day of our most recently completed second fiscal quarter, as reported on www.yahoo.com was: $14,794,753.

* Excludes 5,101,693 shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of common stock outstanding on June 30, 2011.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes  ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

There were 9,584,912 shares of Common Stock, par value $0.001, issued and outstanding as of September 27, 2011.

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

All references to “us,” “we,” the “Company” and “Shengtai” refer to Shengtai Pharmaceutical, Inc., and its subsidiaries, Weifang Shengtai Pharmaceutical Co., Ltd., a wholly foreign-owned entity in the PRC (“Weifang Shengtai”), and Shengtai Holding Inc., a New Jersey corporation. All references to “China” or the “PRC” refer to the People’s Republic of China.

Overview

Shengtai Pharmaceutical, Inc. was incorporated in 2004 in the State of Delaware.  The Company, through its direct and indirect subsidiaries in China, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin.  Most of the Company’s sales are made in the People’s Republic of China, the “PRC.”

Dextrose, a form of glucose, is one of the most important carbohydrates and the chief source of energy in the human body. As such, dextrose monohydrate is used in a wide array of pharmaceutical products such as transfusions and intravenous drips for restorative and nutritional purposes.

Approximately 40.88% of our sales revenues for the fiscal year ended June 30, 2011 were attributable to sales of glucose products.

Approximately 33.73% of our sales revenues for the fiscal year ended June 30, 2011 were attributable to sales of starch products.

Approximately 25.39% of our sales revenue for the fiscal year ended June 30, 2011 were attributable to sales of other products which are mainly byproducts of our cornstarch products. Other products include corn embryo, fibers, protein powder and other products.

On November 9, 2010, the Company effected a 1-for-2 reverse stock split of its issued and outstanding shares of common stock, and reduced the number of its authorized shares of common stock and preferred stock by the same reverse stock split ratio. The authorized number of shares of common stock is reduced from 100,000,000 to 50,000,000, and the authorized number of shares of preferred stock is reduced from 5,000,000 to 2,500,000. The number of common stock and relevant items affected by common stock referred to throughout this Annual Report reflects the post reverse split information.

Our Products

We manufacture products in three categories: (i) raw materials for pharmaceutical and medicinal companies or purposes, (ii) raw materials for the food and beverage industries and (iii) other products.

Raw materials for pharmaceutical and medicinal companies or purposes:

These products accounted for 22.46% of our sales for the fiscal year ended June 30, 2011. Set forth below is a list of our major pharmaceutical and medical grade products:

•	Dextrose Monohydrate (DMH)

•	Dextrose Anhydrous (DA)

•	Dextrin

•	Pharmaceutical Grade Cornstarch

•	Hydroxyethyl Starch

Raw Materials for the Food and Beverage and Processing Industries:

These products accounted for 45.79% of our sales for the fiscal year ended June 30, 2011. Set forth below is a list of our major raw materials for the food and beverage and processing industries:

•	Rough Glucose for Other Processing Purposes

•	Dextrose Monohydrate Oral

•	Food and Beverage Grade Cornstarch

Other Products

These products accounted for 31.75% of our sales for the fiscal year ended June 30, 2011. Set forth below is a list of our other products:

•	Fibers

•	Corn Embryo

•	Protein Powder

•	Mother Liquid

•	Emulsion

•	Abamectin ointment

Sales of Products by Types and Geographic Locations

Sales by Products	FY 06/30/2010		FY 06/30/2011
Dextrose Monohydrate (DMH)	$20,550,972	17.72%	$22,149,761	12.90%
Dextrose Anhydrous (DA)	8,505,783	7.34%	10,367,039	6.04%
Dextrose Monohydrate Oral	22,530,617	19.43%	33,257,162	19.37%
Pharmaceutical Grade Cornstarch	2,463,110	2.12%	2,852,928	1.66%
Rough Glucose for Other Processing Purposes	5,323,891	4.59%	4,425,048	2.58%
Food and Beverage Grade Cornstarch	24,398,245	21.04%	40,950,796	23.85%
Emulsion	3,792,297	3.27%	14,108,365	8.22%
Mother Liquid	535,740	0.46%	2,143,686	1.25%
Dextrin	2,134,177	1.84%	3,183,756	1.85%
Corn Embryo	10,100,453	8.71%	16,178,100	9.42%
Protein Powder	9,166,708	7.91%	12,773,163	7.44%
Fibers	6,270,504	5.41%	9,259,245	5.39%
Others	181,451	0.16%	68,817	0.04%
Total	$115,953,948		$171,717,866

Approximately 77.83% of our revenues for the fiscal year ended June 30, 2011 were attributable to domestic sales made in the PRC.

Set forth below is a breakdown of the principal products we sold over the previous two fiscal years and the revenues from such sales.

Sales by Principal Products	FY 06/30/2010 (Revenue) $	% of Total Sales	FY 06/30/2011 (Revenue) $	% of Total Sales
Dextrose Monohydrate (DMH)
Domestic	18,732,404	16.16%	19,798,506	11.53%
International	1,818,568	1.57%	2,351,255	1.37%
Dextrose Anhydrous
Domestic	4,337,312	3.74%	5,669,757	3.30%
International	4,168,471	3.59%	4,697,282	2.74%
Dextrose Monohydrate Oral
Domestic	13,710,775	11.82%	16,789,599	9.78%
International	8,819,842	7.61%	16,467,563	9.59%
Pharmaceutical Grade Cornstarch
Domestic	2,432,190	2.10%	2,837,103	1.65%
International	30,921	0.03%	15,825	0.01%
Food and Beverage Grade Cornstarch
Domestic	24,149,666	20.79%	39,846,558	23.2%
International	286,074	0.25%	1,104,238	0.64%

Sales and Marketing

Sales are carried out directly by our sales department at our headquarters in Weifang and we are not dependent on distributors or middlemen. As of June 30, 2011, all the provinces in the mainland PRC (except Tibet) have been covered by our domestic sales network. Historically, we have exported our products to customers in over seventy countries. We plan to increase our global sales.  Our products currently are mainly exported to Asia and Southeast Asia, but we intend to apply for security certifications to certify that we are in compliance with international production standards which will help us to expand our sales into the United States and Europe.

Delivery Methods

Our products are delivered by ground transportation, including by rail. Products sold internationally are shipped by sea. We generally bear the costs of transportation. We absorb the shipping and handling cost into our pricing.

The Glucose Production Process

Our glucose is made from enzyme-converted cornstarch. The glucose that we produce is of low heat, endotoxin lower than 0.125Eu/ml, high purity, and meets the production standard lower than 0.06Eu/ml.

Glucose is produced from cornstarch in the following steps:

•	Cornstarch is converted into an emulsion;

•	Alpha-amylase glucoamylase is then added;

•	The emulsion from the chemical reaction made by Alpha-Amylase Glucoamylase is then filtered, discolored, ion-exchanged, inspissated, crystallized, separated and dried; and

•	The cleaned and dried end-product is glucose.

Under normal circumstances, the conversion ratio from cornstarch to glucose is close to 100%, with no waste products. In case of a power outage or equipment malfunction, sub-standard output, when it is detected by our quality control procedures, is re-processed.

Major Suppliers

The three principal ingredients for glucose production are cornstarch, enzyme preparations, and active carbon. The major suppliers for these raw materials are as follows:

Cornstarch

Cornstarch Manufacturing Facility

The Company’s cornstarch production facility has a maximum capacity of 400,000 tons per year and for the past year, has produced more than the corn starch it requires.  During the fiscal year ended June 30, 2011, the Company used internally 153,886 metric tons of corn starch, and sold 150,704 metric tons of corn starch.

Our corn starch production complex consists of the following areas:

•	Corn Storage
•	Corn starch production line
•	Warehouse for finished product (cornstarch)
•	Logistical and delivery coordination center
•	Environmentally friendly treatment facilities for sewage

Enzyme Preparations

We purchased a total of 79.35 tons and 81.69 tons of enzyme preparations during the years ended June 30, 2011 and 2010, respectively.

Active Carbon

Fujian Sha County Qingshan Chemical Carbon Corporation is one of the major active carbon producers in the PRC. We purchased a total of 1,186.56 tons and 1,096.05 tons of active carbon from it during the years ended June 30, 2011 and 2010, respectively. There are a number of other suppliers of active carbon from whom we can make purchases, if necessary.

We are not dependent on any single supplier for raw materials and machinery, nor have we ever experienced a shortage in the supply of raw materials or machinery.

Glucose Manufacturing Facility

Our glucose production capacity is 210,000 tons per year as of June 30, 2011, an increase of 40,000 tons compared with 170,000 tons as of June 30, 2010. And due to the expansion of cornstarch production facility, our cornstarch annual production capacity increased from 300,000 metric tons per year as of June 30, 2010 to 400,000 metric tons per year as of June 30, 2011. During the fiscal year ended June 30, 2011, the Company has sold 134,282 metric tons of glucose products.

Quality Control

Our PRC production facilities are fully certified by applicable PRC regulations for GMP, ISO9001,ISO22000 and HACCP international quality standards.

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

The quality indices of our manufactured glucose are as follows:
•	Properties : white crystal, granular powder, odorless, sweet taste, easy soluble in water, slightly soluble in alcohol
•	Specific rotatory power : +52.0 degrees— +53.5 degrees
•	Dry loss : ≤9.5% Chloride: <0.02% Sulfate: <0.02%
•	Alcohol - insoluble matter: ≤5mg
•	Ferrous salt: <0.002% Ignition residue: 0.08% Heavy metal: ≤20ppm Arsenide: <2pp
•	Sulfite and soluble starch: appear yellow when added to an iodine test solution.

The quality indices of our Dextrose Monohydrate Transfusion (liquid glucose) are as follows:

Perceptual index
•	Appearance: colorless without the impurity that can be seen by the naked eye.
•	Odor: no unusual odor
•	Taste: Clear sweet

Physical and chemical index
•	Solid substance: more than 84%
•	DE: 38-42
•	PH: 4.6 -6.0
•	Maltose content: 8% - 20% Transmittance (426nm): more than 94
•	Coke Temperature: more than or equal to 125
•	Ash: no more than 0.3%

Hygienic index
•	As: not more than 0.5mg/Kg
•	Pb: not more than 0.5mg/Kg
•	Bacterium total: not more than 1,000/g
•	E. coli: not more than 30/100g
•	Pathogen: No

Market Analysis

Industry Overview and Trends

The process of pharmaceutical transfusion was first put to use in 1832. Since then clinical transfusion has grown from its rather limited choice of original physiological brine to more than 200 different kinds of transfusion media.

The diverse range of transfusion media can be grouped into five categories:

1.	Body fluid balance (Isohydria)
2.	Nutritional transfusion
3.	Dialyzate
4.	Plasma expander
5.	Therapeutic transfusion (including herbal transfusion)

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

Glucose is used for many different purposes, as a raw material for many food and beverage products and as a substitute for sucrose. With the technological advances in food and beverage production, and also in response to the demand from consumers for healthier food and drinks, producers are using more and more glucose as a raw material. Glucose is also used in veterinary medicine as a carrier of animal medicines.

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

Domestic and International Market

We mainly exported glucose and cornstarch products overseas and we plan to continue to export more products to overseas markets. Our export revenues from top export markets are summarized as follows:

Country	Sales($)
Netherlands	8,811,720
Indonesia	6,786,489
Malaysia	2,806,438
Korea	2,422,365
Thailand	2,411,870
Philippines	1,959,188
Vietnam	1,871,522
Bangladesh	1,821,831
Taiwan	1,595,855
India	1,511,340

Competition

Some of our competitors and their main products are listed below.

•	Shangdong Xiangrui Pharmaceutical Co., Ltd (trans)
•	Hebei Shengxue Glucose Co., Ltd (andh)
•	Shandong Xi Wang Pharmaceutical Co., Ltd (andh)
•	QingHuangDao Lihua Starch Co., Ltd (oral and andh)
•	Shandong Luzhou Biotechnology Co., Ltd (oral)
•	Roquette (trans)
•	Zhucheng Dongxiao Biotechnology Co., Ltd (oral)
•	Henan Feitian Starch glucose Co. Ltd (oral)

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

We export to markets such as South Korea, Russia, Australia and Singapore and seventy other countries. Taking into consideration the geographical proximity and cross-cultural similarities with the Northern and South-Eastern Asian markets, we can be competitive in terms of product price, delivery lead-time and customer service responsiveness. The management believes that the Company has lower cost advantage over its international competitors because it has access to lower corn prices and lower labor cost.

We are one of the leading producers of pharmaceutical Dextrose Monohydrate products in the PRC, with an estimated greater than 30% of the overall PRC market. We have production lines for a full set of Dextrose Monohydrate products. Other suppliers of pharmaceutical Dextrose Monohydrate products do not have production lines for a full set of Dextrose Monohydrate products.

Backlog

Our orders are processed on a made to order basis.  We do not have any backlog of orders.

Growth Initiative

We plan to:

1.	Expand our marketing and sales efforts to identify and secure additional domestic customers and increase our export sales.

•
In furtherance of this growth initiative we will optimize our website to describe and promote our business, we will reorganize our sales department, we will buy advertisements for various search words and phrases (e.g., the word, "glucose,” on Alibaba.com search engines), we will conduct seminars at various trade show events to promote our products, and (v) we will optimize our web site so that people doing ‘natural’ searches will see the web site link on the first page of the search by refining the Search Engine Optimization.

2.	Lock in lower raw material cost

•	We expanded our warehouse capacity to now enable us to store more raw material and thus lock in lower raw material cost while the corn prices increase continuously.

Major Customers

Our customers are principally located in the PRC. Our principal customers are hospitals and pharmaceutical companies. Below is a list of our largest PRC customers:

•	K.F.P
•	Weifang Century-light Industry Co Ltd
•	PAIK KWANG
•	H.K.W
•	Qingdao Longli International Trading Co Ltd
•	Shanghai Haocheng Food Co Ltd
•	Yangzhou Chenhua Technology Group Co Ltd
•	Suzhou Jiefang Trading Co Ltd
•	ZENITH
•	Suzhou Gaofeng Starch Technology Co Ltd

No customer accounted for more than 10% of our sales for fiscal years ended June 30, 2011 and 2010.

Intellectual Property

Ownership of the trademark, "Heng De Bao," was transferred to us at no charge from Changle Medical Starch Factory (our State-owned predecessor company) on or about July 28, 2000. The trademark was assigned by the Chinese Trademark Bureau and registered under classes 31 (for our pharmaceutical starch and white dextrin products) and 5 (for our pharmaceutical glucose products). The class 31 registration is valid through June 9, 2019. The class 5 registration expired May 9, 2011, but may be extended to November 9, 2011. We are in the process of renewing our class 5 registration. International Class Code 5 covers pharmaceuticals, veterinary and sanitary preparations; dietetic substances adapted for medical use; food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides. International Class Code 31 covers agricultural, horticultural, and forestry products and grains not included in other classes; live animals, fresh fruits and vegetables; seeds, natural plants, and flowers; and malt which is animal food.

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

We have obtained Certificates of Good Manufacturing Practices for Pharmaceutical Products, "GMP Certificates”, issued by the PRC State Food and Drug Administration. The GMP Certificates certify that we have complied with the requirements of Chinese Current Good Manufacturing Practices for Pharmaceutical Products in the manufacture of Dextrose Monohydrate oral glucose, Dextrose Monohydrate glucose, and Anhydrous glucose and the GMP Certificate is valid through November 10, 2013.   Additionally, we have obtained Drug Registration Certificates for glucose and glucose pro oral from the State Food and Drug Administration in accordance with the PRC Medical Products Governance Law and its implementing regulations.

Environmental Compliance

We are subject to PRC environmental laws, rules and regulations that are standard to manufacturing facilities.

All of our production lines including the new glucose production lines have passed inspection by the Environmental Protection Bureau of the PRC and were issued Certificates of Qualification.

Employees

As of June 30, 2011, we employed approximately 728 full-time employees. Of these, there are 7 directors, approximately 23 in sales, approximately 166 performing operating and administrative functions and approximately 532 in production, storage and distribution.

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

Under the present direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises and could require us to divest ourselves of any interest we then hold in Chinese properties or businesses. Although the PRC government has been pursuing economic reform policies for more than three decades, there is no assurance that the government will continue to pursue these policies or that these policies may not be significantly changed, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

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

Over the last a few years, the PRC's economy has registered a high growth rate. During the past ten years, the rate of inflation in the PRC has been as high as 5.9% and as low as -0.7%. (Statistics Bulletin, National Bureau of Statistics, the People’s Republic of China, http://www.stats.gov.cn/tjgb/index.htm).  Recently, there have been indications that rates of inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These corrective measures were designed to restrict the availability of credit or regulate growth and contain inflation. These measures have included devaluations of the PRC currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain customers, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. Such measures could harm the market for our products and inhibit our ability to conduct business in the PRC.

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

In addition, some of our present and future executive officers and our directors, most notably, Mr. Qingtai Liu, Mr. Yongqiang Wang, and Mr. Yaojun Liu, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

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

Although our revenues have grown rapidly since our inception from the growing demand for our glucose products, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	expand our product offerings and maintain the high quality of our products;
•	manage our expanding operations, including the integration of any future acquisitions;
•	obtain sufficient working capital to support our expansion and to fill customers' order in time;
•	maintain adequate control of our expenses;
•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and
•
anticipate and adapt to changing conditions in the dextrose monohydrate and glucose products markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

There are limitations to the effectiveness of our internal controls over financial reporting and only reasonable assurance can be placed on them. Stockholder confidence in our financial reporting and disclosures made in our public filings could be affected, which would harm our business and the trading price of our stock.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, or a modern western style of banking, computer and other control systems. We have had difficulty in hiring and retaining a qualified Chief Financial Officer.  Our Chief Financial Officer’s resignations during the last two years has led us to conclude that there was a material weakness in our disclosure controls and procedures in that they were not effective and was not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer in a manner that allowed for timely decisions regarding required disclosure.

Although we have concluded that our internal control over financial reporting and disclosure controls and procedures are not effective, we believe that the financial statements included in our past filings correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Inadequate funding for our capital expenditures may affect our growth and profitability

Our sales revenues have increased from $19,999,826 for the year ended June 30, 2004, to $171,717,866 for the year ended June 30, 2011. Our continued growth is dependent upon our ability to raise capital from outside sources and improvement of profitability. Our ability to obtain financing will depend upon a number of factors, including:

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

Significant fluctuations in raw material prices may have a material adverse effect on us.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our facility in the PRC is located at Changda Road East,Development District, Changle County, Shandong Province, PRC 262400.

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

Weifang Shengtai occupies an area of approximately 252,275 square meters (62.34 acres) in Changle Economic and Technology Development Zone. Set forth below is the detailed information regarding the land:

Location	Area (square meters)	Construction on the Land	Expiration
Changle Economic and Technology Development Zone	85,880	New glucose production complex	April 20, 2057
Changle Economic and Technology Development Zone	14,696	(Reserved for future growth)	January 14, 2030
Changle Economic and Technology Development Zone	73,313	Old glucose production facility	April 28, 2052
Changle Economic and Technology Development Zone	19,692	Office and staff buildings	September 21, 2052
Changle Economic and Technology Development Zone	58,692	Cornstarch processing plant (11,800 sq meters)	April 2, 2054

Item 3.  Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities.

Market Information

We began trading on the Over the Counter Bulletin Board on January 12, 2007, and our symbol is "SGTI.OB." Prior to that, there had never been any established public market for shares of our common stock. The following table sets forth for the period indicated the prices of the common stock (adjusted for the 1-for-2 reverse stock split which occurred on November 12, 2010) in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of September 27, 2011, the last reported closing price of our common stock was $1.50 per share.

CALENDAR QUARTER ENDED	HIGH BID($)	LOW BID($)
September 30,2010	$1.90	$1.80
December 31, 2010	$2.22	$2.10
March 31, 2011	$3.30	$2.70
June 30, 2011	$2.40	$2.20
September 30, 2010	$2.60	$2.60
December 31, 2010	$2.90	$2.62
March 31, 2011	$2.30	$2.29
June 30, 2011	$1.30	$1.30

Holders

As of September 27, 2011, there were 9,584,912 shares of our common stock issued and outstanding and there were 31 holders of record of our common stock.

Dividends

Since our incorporation, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

As a holding company, our ability to pay dividends is dependent on the receipt of dividends from Shengtai Holding, Inc. and our PRC-based operating company Weifang Shengtai. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.

Equity Compensation Plan Information and Warrants and Options

As of September 27, 2011, we had 2,199,473 outstanding warrants to purchase 2,199,473 shares of common stock. Set forth below is a description of our outstanding warrants.

On May 15, 2007, we entered into a share purchase agreement and completed a private placement of our shares and warrants. Under the share purchase agreement we sold to the Selling Stockholders for $4.00 per share, or a total of $17,500,000, an aggregate of 4,375,000 shares of common stock and 2,187,500 warrants to purchase 2,187,500 shares of common stock. The exercise price of the warrants is $5.20 per share, as adjusted, and the warrants expire on May 15, 2012 .

On May 15, 2007, we issued to Chinamerica Fund, L.P. 37,500 warrants and Jeff Jenson 12,500 warrants to compensate the former as lead investor and the latter in assisting in providing the shell. These warrants have an exercise price of $0.02 per share and a term of five years. In June 2008, Jeff Jenson exercised the12,500 warrants issued to him. In November 2008, Chinamerica Fund, LP exercised the 37,500 warrants issued to the fund.

As part of their consideration for acting as placement agent for the May 15, 2007 private placement, Brill Securities, Inc., received five year warrants to purchase 109,375 shares of common stock at an exercise price of,5.20 per share, as adjusted. These have the same terms as the warrants issued to the Selling Stockholders in the May 15, 2007 private placement.

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” or the “Stock Incentive Plan.”

On January 14, 2008, the Company granted 250,000 stock options and 80,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $6.68 which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years from the date of grant.

In the Chief Financial Officer employment agreement, or the “Employment Agreement,” entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company. The shares were to vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of the option.  However, the Employment Agreement was terminated in December 2010, and the 150,000 options were forfeited.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants as of June 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	255,000	$6.22	1,586,100
Total	255,000	$6.22	1,586,100

Item 6.  Selected Financial Data.

The following selected financial data for the fiscal years ended 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Consolidated Statements of Operations	2011	2010	2009	2008	2007

Sales revenue	$171,717,866	$115,953,948	$73,321,862	$90,871,223	$51,706,215

Cost of goods sold	148,594,046	98,276,190	65,799,486	70,613,757	39,527,662

Gross profit	23,123,820	17,677,759	7,522,376	20,257,466	12,178,553

Research and development expense	-		365,689	—	—

Selling, general and administrative expenses	9,805,044	10,281,788	8,607,560	7,390,623	4,674,679

Operating income (loss)	13,318,776	7,395,970	(1,450,873)	12,866,843	7,503,874

Other income (expense), net	(2,820,984)	(2,598,285)	(1,213,015)	(1,810,530)	524,088

Income (loss) before income taxes	10,497,792	4,797,685	(2,663,888)	11,056,313	8,027,962

Provision for income taxes	2,846,741	1,598,704	—	645,988	878,836

Net income (loss)	$7,651,051	$3,198,981	$(2,663,888)	$10,410,325	$7,149,126

Foreign Currency Translation Adjustment	2,636,158	262,776	225,362	3,890,123	641,596
Comprehensive Income (loss)	$10,287,210	$3,461,757	$(2,438,526)	$14,300,448	$7,790,722
Earning (loss) per share - basic	$0.80	$0.33	$(0.28)	$1.10	$1.27
Earning (loss) per share - diluted	$0.80	$0.33	$(0.28)	$1.05	$1.24
Basic weighted average common shares outstanding	9,584,912	9,584,912	9,569,697	9,496,895	5,625,856
Diluted weighted average common shares outstanding	9,584,912	9,584,912	9,569,697	9,937,243	5,738,773

	Year Ended June 30,
Consolidated Balance Sheets	2011	2010	2009	2008	2007

Current Assets	$48,093,131	$43,522,824	$48,453,449	$24,282,846	$31,266,489
Total Assets	144,239,174	130,754,611	124,931,365	101,313,662	73,760,133
Current Liabilities	84,617,050	78,312,045	74,335,910	51,904,264	38,468,085
Total Liabilities	84,617,050	81,658,381	79,978,466	54,558,259	42,129,557
Total Stockholders’ Equity	59,622,124	49,096,231	44,952,899	46,755,403	31,630,576

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company was incorporated in 2004 in the State of Delaware.  The Company, through its direct and indirect subsidiaries in China, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such a corn meals, food and beverage glucose and dextrin.  Most of the Company’s sales are made in the People’s Republic of China, the “PRC.”

During the reporting period, our production and sales of glucose products remained relatively stable.

The Company’s cornstarch production facility has a maximum capacity of 400,000 tons per year.  The facility allows us to use self-produced cornstarch to produce glucose and to be able to ensure the adequacy and quality of the cornstarch we use. Since cornstarch is produced on our premises, we are able to eliminate costs to ship the cornstarch to our glucose production facility, thus resulting in lower manufacturing costs. The cornstarch sales increased about 60.02% during the twelve months ended June 30, 2011 compared to the same period in 2010.

In addition to our pharmaceutical glucose series of products, we also produce other glucose and starch products such as industrial glucose, cornstarch, dextrin, and other products used for food, beverage and industrial production.

The analysis of the consumption of glucose products by the China Starch Industry Association and the disposable income per capita from China National Statistics Bureau indicates that there is a strong correlation between the consumption of glucose products and disposable income per capita.

Higher living standards are predicted to lead to higher consumption of pharmaceutical dextrose. The rising purchasing power of the Chinese domestic market and the government and public awareness of quality healthcare products all increase the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the prices of our major products, our revenues and our gross profit margin.

Management has been placing emphasis on (i) product quality control (ii) enhancement of operating efficiency (iii) expansion of geographical coverage and diversification of customer base, and (iv) new product development. We believe that these points of emphasis are essential for maintaining our competitiveness.

The Company’s glucose production facility passed GMP inspection, the Company’s facilities and many of its products are fully certified for GMP, IS09001,ISO22000 and HACCP international quality standards. We also possess an Export Health Registration Certificate. The rate of quality output, output conforming to pharmaceutical-grade glucose product specifications, is maintained in accordance with government standards and the standards of our customers.

The Company has a three-tier quality control system and a well-equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

Our production lines are vertically integrated. Our production facilities are all inter-connected by an enclosed pipeline system to enhance overall production efficiency, minimize wastage of water and raw materials, and to avoid production contamination.

We are currently developing new production technology to recycle our waste water and byproducts. We are currently improving overall production efficiency by analyzing and ameliorating inefficient production processes. Environmental protection and production efficiency are also important in our growth.

In the last few years, we have managed to successfully expand our domestic sales network. As of June 30, 2011, the Company’s sales network covered all of the provinces of mainland China with the exception of the Tibet Autonomous Region. Historically, we have exported our products to customers in over seventy countries, and we plan to increase our global sales in the coming years.

We constantly strive to broaden and diversify our customer base in order to mitigate our reliance on certain big customers and expand our sales. We believe a broad market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. Our top ten customers accounted for only 24.30% for our total sales for the fiscal year ended June 30, 2011.

We will continue to identify and pursue product quality and innovative technology to increase our market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in sales during the next few years. Our ability to meet increased customer demand and stay profitable will however continue to depend on factors such as the recovery of the global and Chinese economy, market demand, production capacity, and working capital.

Result of Operations

Year Ended June 30, 2011 Compared with Year Ended June 30, 2010

The following table shows our operating results for the fiscal years ended June 30, 2011 and 2010.

	Fiscal Year ended June 30, 2011	Fiscal Year ended June 30, 2010
Sales Revenue	$171,717,866	$115,953,948
Costs of Sales	148,594,046	98,276,190
Gross Profit	23,123,820	17,677,759
Research and development expense	—	—
Sales, General and Administrative Expenses	9,805,044	10,281,788
Operating Income	13,318,776	7,395,970
Other Expense, Net	(2,820,984)	(2,598,285)
Income before Income Taxes	10,497,792	4,797,685
Provision for Income Taxes	2,846,741	1,598,704
Net Income	$7,651,051	$3,198,981

Sales revenue for the fiscal year ended June 30, 2011 was $171,717,866, an increase of $ 55,763,918, or 48.09% compared with the corresponding period in 2010. The increase in sales revenue resulted from the increase of the Company’s sales volume and average selling prices. Specifically, the Company’s sales from glucose products increased 40.88%, sales from cornstarch products increased 33.73%, and sales from other products increased 25.39%, for the year ended June 30, 2011 compared to the same period 2010. The increase is due to larger demand for cornstarch products due to the upturn in the global economy. The Company’s expansion of cornstarch production capacity from 300,000 tons to 400,000 tons also contributed to the increased sales of cornstarch products and cornstarch’s byproducts.  Net sales from exports for the year ended June 30, 2011 increased approximately 60.06% compared with the same period in 2010. The increase is attributable to the upturn in the global economy and the Company’s reorganization of its exporting department, resulting in an increase in international demand for the Company’s glucose and corn meal products compared to the same period last year. Domestic sales for cornstarch and other products for the year ended June 30, 2011 increased approximately 60.02% compared with the same period last year. The increase in domestic sales was attributable to higher demand for the Company’s products and the increase in unit sales prices.

Costs of sales for the year ended June 30, 2011 was $148,594,046, an increase of $50,317,857, or 51.20% compared with the corresponding period in 2010. The increase of cost of sales is due to an increase in corn prices and the increase in our sales.  The percentage of increase in cost of sales was higher than the percentage of increase in net sales. Gross profit for the year ended June 30, 2011 was $23,123,820, an increase of $5,446,061, or 30.81%, compared with 17,677,759 the same period in 2010.  Gross profit margin for the year ended June 30, 2011 was 13.47%, a decrease from 15.25% for the same period in 2010.  The increase in gross profit is attributable to increased sales revenues, however gross profit margin decreased due to the percentage increase in the cost of sales being greater than the percentage increase in net sales.

Selling, general and administrative expenses were $9,805,044 for the year ended June 30, 2011, a decrease of $476,745 or 4.64% compared to $10,281,788 for the year ended June 30, 2010. The decrease of selling, general, and administrative expenses is mainly due to decreased expenses in the United States such as decreased option expenses due to the forfeiture upon termination of the employment agreement with our former director, Mr. Fei He. The Company’s expenses in the United States decreased approximately $766,000 mainly due to decreased option expenses. The Company incurred $238,684 and $635,232 in non-cash stock option expenses for the year ended June 30, 2011 and 2010, which are included in selling, general and administrative expenses. The option expenses decreased because all options were fully amortized and forfeited during the year ended June 30, 2011. The Company does not expect any more option expenses for the year ending June 30, 2012. At the same time, the operating expenses related in China increased. The increased operating expenses in China, such as salaries and commission expenses, shipping and handling expenses, and other operating expenses, were incurred as a result of the expansion of the business and related to the increased sales in China.

Net income for the year ended June 30, 2011 was $7,651,051, an increase of $4,452,070 or 139.17%, compared with a net income of $3,198,981 for the same period in 2010. The increase in net income was primarily due to the increase in the sales volume and prices of the Company’s products.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for fiscal year 2011 was $5,069,599, a decrease of $4,509,371 or 47.08%, compared to $9,578,970 provided by operating activities for fiscal year 2010. The decrease is due to increased payments to other receivable, accounts payable, and accrued liabilities, which were offset by increased customer deposit.  Influenced by China's inflation in the fiscal year 2011, a lot of Chinese companies started to collect more cash in advance of sales and some companies prefer to deposit more cash to lock in lower prices. The Company also started to collect more customer deposit and paid more accounts payable. The company also takes actions to increase raw material corn's inventory by giving purchasing advances of $6,961,500 for the company's department staff to purchase corn. The purchasing advances of $6.96 million are recorded in other receivable as of June 30, 2011.

Investing Activities

Net cash used in investing activities for fiscal 2011 was $6,083,012, a decrease of $10,493,481 or 63.30%, compared to $16,576,493 used in investing activities for fiscal year 2010.  The decrease is due to reduced investment in property and equipment. In 2010, the Company invested more heavily in expanding cornstarch production and warehouse.

Financing Activities

Net cash used in financing activities for fiscal 2011 was $184,385, a decrease of $9,886,466 or 101.90%, compared to $9,702,081 provided by financing activities for fiscal year 2010. The decrease is mainly due to decreased restricted cash because the Company has fewer notes payable.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $48,094,740, and $40,153,980 short term bank loans outstanding as of June 30, 2011, and 2010, respectively. The loans were secured by Weifang Shengtai’s properties and accounts receivable. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any loans.  In addition, Weifang Shengtai had $11,447,800 and $17,823,300 in short-term notes due to banks as of June 30, 2011 and 2010, respectively.  These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

Weifang Shengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $3,346,336, as of June 30, 2011 and 2010, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $7,735,000, and $2,946,000 as of June 30, 2011, and 2010. Some unrelated third parties have guaranteed approximately $11,138,400,and $8,838,000 of our debt, as of June 30, 2011 and 2010, respectively.

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

  Certain accounts receivable amounts are charged off against allowances after designated periods of collection. Subsequent cash recoveries are recognized as income in the period when they occur.

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

Item7A.  Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

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

Country Risk

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

Foreign Currency Risk

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is included in Item 15 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended June 30, 2011, there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management has the responsibility to establish and maintain adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).

Due to inherent limitations of any internal control system, management acknowledges that there are limitations as to the effectiveness of internal controls over financial reporting and therefore recognize that only reasonable assurance can be gained from any internal control system. Accordingly, our internal control system may not detect or prevent material misstatements in our financial statements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2011, there was a material weakness in the Company’s internal control over financial reporting.  In particular, identified personnel turnover in the areas concerned, mainly referring to our Chief Financial Officer’s resignations during the last two years, has led us to conclude that our disclosure controls and procedures were not effective and were not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer in a manner that allowed for timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2011. Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible. Additionally, and in recognition of immediate financial reporting needs, the Company intends to implement additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives. Such additional controls and procedures may include: The retention of a U.S. based CPA as Chief Financial Officer with U.S. GAAP experience and appropriate knowledge of internal controls over financial reporting, for purposes of appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function; and retention of the services of a consultant for advisory services with respect to SOX 404 compliance.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2011, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below are our executive officers and directors. All of our executive officers and directors are residents of the PRC. As a result, it may be difficult for investors to effectuate service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

Directors and Executive Officers	Position/Title	Age
Qingtai Liu	Chief Executive Officer / Director	54
Yongqiang Wang*	Chief Financial Officer /Director	42
Winfred Lee	Director	50
Yaojun Liu**	Director	35
Fei He**	Director	43
Hu Ye***	Chief Financial Officer	49

*Mr. Yongqiang Wang was appointed as Chief Financial Officer on December 1, 2010 .
**Mr. Yaojun Liu and Mr. Fei He were appointed directors on June 1, 2010. Mr. He resigned as a director of the Company on August 20, 2011.
***Mr. Hu Ye resigned as Chief Financial Officer on December 1, 2010.

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu, 54, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr. Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard. Over the years, Mr. Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.  Mr. Liu has not been involved in legal proceeding for the past ten years.

Yongqiang Wang, 42, became Chief Financial Officer of the Company on December 31, 2010.  Mr. Wang graduated with an Associate’s degree from the Shandong Economic and Management Institute. Mr. Wang joined Weifang Shengtai in April 2006 as Assistant to the Chief Executive Office with major responsibilities in supervising the Finance Department.  He assumed the position of Manager of the Finance Department of Weifang Shengtai in February 2007.  Before he joined Weifang Shengtai, Mr. Wang was Finance Manager at Shandong Lehua Group Co., Ltd from January 1996 to April 2006, and Finance Manager at Shandong Hongxiang Food General Factory from January 1994 to December 1995.  Mr. Wang has not been involved in legal proceeding for the past ten years.

Winfred Lee, 50, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society.  Mr. Lee has not been involved in legal proceeding for the past ten years.

Yaojun Liu, 35, is currently a partner at Global Law Office, a law firm based in Beijing, the PRC since 2006. Prior to that, between 2003 and 2006, Mr. Liu served as an attorney at Jingtian & Gongcheng Law Firm, a law firm based in Beijing, the PRC. Before practicing law, Mr. Liu was a senior project manager at the Investment Banking Headquarter of Haitong Securities Co., Ltd. Mr. Liu graduated with a Master of Economic Law from Renmin University, Beijing, China in 2001. He then graduated with a LL.M. of Commercial Law from University of Sheffield, UK in 2003. Mr. Liu is a Qualified Practice Lawyer and also a Certified Public Accountant in China. Since June 2008, Mr. Liu has been the Board member of Yuhe International, Inc. Mr. Liu has not been involved in legal proceeding for the past ten years.

Fei He, 43, is a Strategy and M&A director of DSM (China) Limited responsible for strategy and mergers and acquisitions since 2007.  Mr. He worked for A.T. Kearney in China and led the strategic consultation for several merger and acquisition projects in the hi-tech industries in China. Before going back to China, Mr. He was a director of the WOLVERINE Venture Capital Fund in the United States between 2002 and 2005. Prior to that, Mr. He worked for Pfizer in the United States since 1998 in several positions as post-doctoral researcher, senior scientist and business development manager. Mr. He graduated with a Bachelor of Science from Beijing University, Beijing, China in 1990. He then graduated with a Ph. D. of Chemistry from University of California, Davis in 1998. Mr. He also obtained a Master of Business Administration from University of Michigan Ross School of Business in 2004. Mr. He has not been involved in legal proceeding for the past ten years.

Hu Ye, 49, served as the CFO of China Shen Zhou Mining & Resources, Inc. from June 2008 to March 2009 and the CFO of Si Mei Te Food Ltd. from May 2009 to September 2009.  He worked in China as the CFO of Odysys International Ltd. from December 2003 to March 2006, CFO of BOCO Enterprises Ltd. from March 2006 to March 2007 and from December 2007 to May 2008, and CFO of EMarket Holding Group Corp. from March 2007 to November 2007. From January 2002 to September 2003 Mr. Ye was a consultant at Securitization Finance, CIT Group, Inc. in Canada. From June 1999 to March 2001 Mr. Ye was an Assistant Vice-President in Finance, Corporate and Institutional Client Group of Merrill Lynch Canada. From January 1990 to June 1999, Mr. Ye worked as a financial analyst of Finance and Tax, and a Financial Control Administrator at Mackenzie Financial Corporation in Canada. Mr. Ye has been serving as Non-Executive Board Member of Beijing Heidrick & Struggles International Management Consulting Co. Ltd. since July 2006; Non-Executive Board Member of CIC Mining Resources Ltd. since February 2009. Mr. Ye has not been involved in legal proceeding for the past ten years.

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

Our directors and executive officers have not, during the past ten years:

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

•
been the subject to ,or a party to ,any sanction or order,not subsequently reversed,suspended or vacated,if any self-regulatory organization,any registered entity,or any equivalent exchange,association,entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board and the Nominating Committee consider the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the board of directors. The Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board of directors and the Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the board of directors conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board of directors has identified particular qualifications, attributes, skills and experience that are important to be represented on the board of directors as a whole, in light of the Company’s current needs and its business priorities. The board of directors believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Pharmaceutical production is the core focus of our business and the Company seeks to develop and create innovative and effective pharmaceutical products. Therefore, the board believes that pharmaceutical production experience should be represented on the board. The Company is involved in the production of pharmaceuticals in the PRC.  Therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the Board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Qingtai Liu	Yongqiang Wang	Yaojun Liu	Winfred Lee

High level of financial literacy		X	X	X

Extensive knowledge of the Company’s business	X	X

Pharmaceutical related experience	X	X		X

Relevant Chief Executive/President or like experience	X	X

Governmental, political or diplomatic expertise			X

Audit Committee

The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls. Our audit committee Chairman is Yaojun Liu. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Yaojun Liu. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the New York Stock Exchange.

Compensation Committee

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. Our compensation committee Chairman is Fei He.  The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.  Our board of directors has adopted a written compensation committee charter. Mr. He resigned as our director on August 20, 2011.

Nominating Committee

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. Our Nominating Committee Chairman is Winfred Lee. The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter.

Board Leadership Structure and Role in Risk Oversight

The Board of director consists of four members: two executive directors and two independent directors. The board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing and approving all proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe that our directors, officers and persons who own more than ten percent of a registered class of our equity securities have complied with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

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

Summary Compensation Table

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company in the fiscal years ended June 30, 2011 and 2010 in their capacity as such officers.  No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Qintai Liu	2011	18,564	—	—	96,253	—	—	—	114,817
Chairman & Chief
Executive	2010	107,676	—	—	—	—	—	—	120,000
Officer

Hu Ye
Chief	2011	36,976	—	—	35,206	—	—	—	72,182
Financial
Officer (1)	2010	48,831	—	—	46,303	—	—	—	95,134

Yongqiang Wang
Chief	2011	13,923	—	—	9,625	—	—	—	23,548
Financial
Officer (2)	2010	68,521	—	—	—	—	—	—	68,521
(1)	Mr. Hu Ye resigned as our Chief Financial Officer on December 1, 2010.
(2)	Mr. Yongqiang Wang was appointed as Chief Financial Officer on December 1, 2010.

In the Chief Financial Officer Employment Agreement entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15, 2007. The fair values of stock options granted to the Chief Financial Officer were estimated at the date of grant with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

Grants of Plan-Based Awards in Fiscal 2008

On January 4, 2008, the Company adopted “Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” the “Stock Incentive Plan.”

In 2008, the Company granted 250,000 stock options and 80,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $6.60, which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years from the date of grant.

Outstanding Equity Awards at 2011 Fiscal Year End

As of June 30, 2011, there are 255,000 shares of options outstanding.

Outstanding Equity Awards at June 30, 2011

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Qintai Liu	100,000	-	100,000	6.60	January 8, 2011	-	-	-	-
Yongqiang Wang	10,000	-	10,000	6.60	January 8, 2011	-	-	-	-

Option Exercises and Stock Vested in Fiscal 2011.

There were no options exercised and no stock vested in 2011.

Employment Agreements

We have employment agreements with Qingtai Liu, our chief executive officer, and with Yongqiang Wang , our Chief Financial Officer.

Compensation of Directors.

Our current non-executive directors are compensated for all services they perform as directors, including attendance at Board of Directors meetings and service as members of committees of the Board of Directors to which they are appointed. Executive officers are not compensated for services they perform as directors of the Company.

The details of such compensation are:

•	Annual compensation of $22,500 to $30,000; and
•	we may also grant the non-executive directors certain options to purchase our shares, the amount and terms of which shall be determined by the Board of Directors.

The non-executive directors are also reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal year ended June 30, 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Winfred Lee (1)	22,500	-	9,625		-	-	32,125
Yaojun Liu (2)	30,000		27,602				57,602
Fei He (3)	30,000		27,602				57,602

(1)	Mr. Lee was granted 10,000 shares of stock options to purchase our shares.
(2)	Mr. Liu was granted 40,000 shares of stock options to purchase our shares.
(3)	Mr. He was granted 40,000 shares of stock options to purchase our shares. Mr. He resigned from his position as director on August 20, 2011 and all of his options were forfeited.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and the Company’s top three most highly compensated officers and (iv) all executive officers and directors as a group as of October 6, 2011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (3)
Execurtive Officer and Directors

Qingtai Liu (4)
Chief Executive officer and President
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	Common Stock	3,689,013	38.49%

Yongqiang Wang (4)
Director & Chief Financial Officer
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Hu Ye (4)(5)
Former Chief Financial Officer
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	Common Stock	—	0.21%

Winfred Lee
Director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Yaojun Liu
Director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Fei He (6)
Director
Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400	—	—	—

Directors and Officers as a group (6 people)	Common Stock	3,709,013	38.70%

5% Shareholder
Pope Investments LLC
5150 Poplar Avenue, Suite 805, Memphis, TN 38137	Common Stock	1,412,500	14.74%

(1) On May 15, 2007, we entered into the share exchange agreement. Under the share exchange agreement Messrs. Qingtai Liu and Chenghai Du, holders of all the issued and outstanding shares of common stock of Shengtai Holding, Inc. (SHI), exchanged their SHI shares for 4,106,250 and 456,250 newly-issued shares of the Company’s common stock, representing approximately 91% of the issued and outstanding shares then outstanding. The share exchange closed on May 15, 2007. Mr. Qingtai Liu entered into an agreement dated May 8, 2006 with certain foreign finders and Hickey Turner Capital, Inc. in which Mr. Liu agreed to transfer 223,088shares of the our common stock for the benefit of the foreign finders and Hickey Turner Capital, Inc. and/or its designees for consulting services. In addition to transferring these shares, on May 15, 2007, he also transferred an aggregate of 388,300 shares to his wife and minor child equally on the same date, which shares are deemed to be beneficially owned by Mr. Liu.

(2) On May 15, 2007, we entered into and closed on a share purchase agreement. Under the share purchase agreement, certain investors purchased for $4.00 per share, or a total of $17,500,000, an aggregate of 4,375,000 shares of common stock and 2,187,500 attached five year warrants.

(3) Based on, 9,584,912 shares of common stock issued and outstanding on October 6, 2011. In addition, in determining the percent of common stock owned by a person on October 6, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on October 6, 2011, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(4) Messrs. Qingtai Liu and Yongqiang Wang were appointed directors of the Company on May 15, 2007. Mr. Wang was appointed as our Chief Financial Officer from December 2009 to March 2010. Mr. Hu Ye was appointed as our Chief Financial Officer in March 2010. On December 1,2010. Mr. Ye resigned as our Chief Financial Officer and. Mr. Wang was appointed as our Chief Financial Officer again. Mr. Lee was appointed directors of the Company on June 22, 2007. Messrs. Liu and He were appointed directors of the Company on June 1, 2010. Mr. He resigned as our director on August 20, 2011.

(5) Pursuant to the Employment Agreement between the Company and Mr. Hu Ye, the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of the option. The Company valued the shares at $5.20 per share, which represents 130% of the fair market value being calculated in the private placement price on May 15, 2007. As of October 6, 2011, the option to purchase 20,000 shares has vested.

 (6) Mr. Fei He was appointed as a director on June 1, 2010.  Mr. He resigned from his position as director on August 20, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Weifang Shengtai owned a 30% interest in Changle Shengshi as of June 30, 2004. On April 12, 2005, its percentage ownership in Changle Shengshi was diluted from 30% to 20% due to an additional investment into Changle Shengshi from another party.  In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, Weifang Shengtai invested $1,467,000 in Changle Shengshi in March 2010 and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. In 2011, the Company increased its investment of approximately $1,547,000 to Changle Shengshi. Changle Paper increased investment proportionately. After the investment, the Company still owns 20% of Changle Shengshi.  As of June 30, 2011, Weifang Shengtai invested approximately $4,308,395 towards its registered capital, which accounts for a 20% share of Changle Shengshi’s paid-in capital.

As an investor and shareholder of Changle Shengshi, Weifang Shengtai enjoys a preferential discount of 29.12% off the market price of electricity supplied by the plant to Weifang Shengtai. The intercompany profits were eliminated on our financial statements.

Weifang Shengtai had a total of $943,779, and $252,017 of accounts payable and accrued liabilities to Changle Shengshi at June 30, 2011, and 2010, respectively. The utilities expenses amounted to $15,573,614, and $12,585,381, for the years ending June 30, 2011, and 2010, respectively.

From time to time, the Company borrows monies from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. The Employee loan from the officer amounted to $36,285 and $515,856 as of June 30, 2011 and 2010, respectively. Interest expense related to this loan was de minimis for the years ended June 30, 2011 and 2010, respectively

 Item 14.  Principal Accounting Fees and Services

Aggregate fees billed by our current principal accountants, Kabani & Company, Inc. and former principal accounts, Moore Stephens Wurth Frazer and Torbet, LLP  for audit services related to the most recent fiscal years, and for other professional services were as follows:

	Fiscal 2011	Fiscal 2010
	Kabani & Company	Kabani & Company	Moore Stephens Wurth Frazer and Torbet, LLP
Audit Fees (1)	$115,025	$107,500	$10,000
Total	$115,025	$107,500	$10,000

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

There were no fees related to all federal and state corporate income tax returns for the Company and its Subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence . Our Audit Committee’s Chairman is Mr. Yaojun Liu and the other members are Fei He and Winfred Lee as of June 30, 2011. Mr. Fei He resigned in August 2011. The other two directors remain in their positions. Our Audit Committee reviews and recommends to our Board of Directors for approval audit and permissible non-audit services performed by Kabani & Company as well as fees charged by them for such services.  Our Board of Directors carried out this function when we did not have an Audit Committee previously.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Reference is made to the Index to Financial Statements on Page F-1.

(b)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

SHENGTAI PHARMACEUTICAL, INC.
(Registrant)

Date: October 6, 2011	By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive Officer) and Director	October 6, 2011
Qingtai Liu

/s/ Yongqiang Wang	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), and Director	October 6, 2011
Yongqiang Wang

/s/ Yaojun Liu	Director	October 6, 2011
Yaojun Liu

/s/ Winfred Lee	Director	October 6, 2011
Winfred Lee

SHENGTAI PHARMACEUTICALS, INC.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shengtai Pharmaceutical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shengtai Pharmaceutical, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2011. Shengtai Pharmaceutical, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengtai Pharmaceutical, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California

October 6, 2011

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

	2011	2010

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,051,349	$4,121,541
Restricted cash	8,972,600	16,556,904
Accounts receivable, net of allowance for doubtful accounts of $1,506,470 and $1,306,268 as of June 30, 2011 and 2010, respectively	8,580,973	8,365,822
Notes receivable	2,815,726	2,410,512
Other receivables	8,359,103	450,284
Inventories	13,016,399	11,072,170
Prepayments and other assets	2,296,982	545,590
Total current assets	48,093,131	43,522,824

PLANT AND EQUIPMENT, net	77,029,157	64,840,768

CONSTRUCTION IN PROGRESS	4,693,018	10,533,083

OTHER ASSETS:
Investment in Changle Shengshi Redian Co., Ltd.	9,132,725	6,372,294
Advances for construction	2,039,929	2,334,748
Intangible assets - land use right, net of accumulated amortization	3,251,214	3,150,894
Total other assets	14,423,868	11,857,936

Total assets	$144,239,174	$130,754,611

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,508,512	$9,508,631
Accounts payable and accrued liabilities - related party	943,779	252,017
Notes payable - banks	11,447,800	17,823,300
Short term loans	48,094,740	40,153,980
Accrued liabilities	917,464	412,555
Other payable	2,642,598	1,315,797
Employee loans	261,938	396,404
Other payable - officer	36,285	515,856
Customer deposit	8,954,841	4,162,046
Taxes payable	1,809,093	1,456,474
Long term loan-current	-	2,314,983
Total current liabilities	84,617,050	78,312,043

LONG TERM LIABILITIES
Other payable - noncurrent	-	3,346,336
Total long term liabilities	-	3,346,336

Total liabilities	84,617,050	81,658,379

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding	9,585	9,585
Additional paid-in capital	21,553,499	21,314,815
Statutory reserves	4,068,822	3,214,800
Retained earnings	26,148,801	19,351,772
Accumulated other comprehensive income	7,841,417	5,205,259
Total stockholders' equity	59,622,124	49,096,231

Total liabilities and stockholders' equity	$144,239,174	$130,754,611

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
NET SALES	$171,717,866	$115,953,948

COST OF SALES	148,594,046	98,276,190

GROSS PROFIT	23,123,820	17,677,759

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,805,044	10,281,788

INCOME FROM OPERATIONS	13,318,776	7,395,970

OTHER (EXPENSE) INCOME:
Earnings on equity investment	872,630	727,804
Non-operating income	228,746	291,203
Non-operating expense	(74,165)	(263,812)
Loss on equipment disposal	(238,387)	-
Interest expense and other charges	(3,729,444)	(3,660,474)
Interest income	119,636	306,994
Other (expense) income, net	(2,820,984)	(2,598,285)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,497,792	4,797,685

PROVISION FOR INCOME TAXES	2,846,741	1,598,704

NET INCOME	7,651,051	3,198,981

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	2,636,158	262,776

COMPREHENSIVE INCOME	$10,287,210	$3,461,757

EARNINGS PER SHARE
Basic	$0.80	$0.33
Diluted	$0.80	$0.33

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	9,584,912	9,584,912
Diluted	9,584,912	9,584,912

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,651,051	$3,198,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,153,155	7,993,751
Amortization	56,632	307,195
Bad debt provision	131,463	1,300,681
Share based compensation to employees	238,684	681,575
Loss on equipment disposal	238,387	-
Gain on disposal of land use right	-	(738)
Earnings on equity investment	(872,630)	(727,804)
Amortization of discount on installment payment for purchase of equipment	-	354,546
Amortization of discount on capital lease obligation	-	1,037,393
Change in operating assets and liabilities:
Accounts receivable	68,917	(1,752,404)
Notes receivable	(202,150)	(1,324,945)
Other receivables	(8,127,790)	(190,006)
Inventories	(181,050)	(4,801,895)
Prepayments and other assets	(1,684,476)	(331,299)
Accounts payable and accrued liabilities	(5,913,394)	4,903,309
Accounts payable and accrued liabilities - related party	663,386	(186,681)
Other payable	1,098,802	(2,574,855)
Customer deposit	4,477,630	2,235,856
Taxes payable	272,983	(543,691)
Net cash provided by operating activities	5,069,599	9,578,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(1,511,200)	(1,466,700)
Purchase plant and equipment	(3,019)	(2,967,898)
Additions to construction in progress	(3,626,806)	-
Advances for construction	(941,986)	(10,488,033)
Acquisition of land use right	-	(43,425)
Loan to related party - non-current	-	440,010
Lease payments for equipment purchase	-	(2,050,447)
Net cash used in investing activities	(6,083,012)	(16,576,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	7,584,304	15,279,992
Borrowings on notes payable - banks	15,263,120	13,346,970
Principal payments on notes payable - banks	(22,365,760)	(30,859,368)
Borrowings on short term loans	56,895,225	41,008,932
Principal payments on short term loans	(51,108,784)	(26,693,940)
Borrowings on employee loans	107,673	-
Principal payments on employee loans	(258,482)	(336,641)
Payments to other payable - officer	(493,544)	-
Principal payments on third party loan	-	(248,624)
Borrowings on long term loans	4,841,583	-
Payments on long term loans	(4,841,583)	-
Payment on capital lease obligation	(5,808,137)	(1,795,241)
Net cash provided by (used in) financing activities	(184,385)	9,702,081

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,127,605	(362,493)

INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	(70,192)	2,342,065

CASH & CASH EQUIVALENTS, beginning of year	4,121,541	1,779,476

CASH & CASH EQUIVALENTS, end of year	$4,051,349	$4,121,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$2,995,844	$2,752,591
Income taxes	$2,098,145	$1,673,702

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non- cash advances for construction	$1,344,561	$1,673,702
Accounts payable for acquisition of pant and equipment	$5,717,226	$-
Completion of construction-in-progress	$15,392,980	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND  2010

				Retained earnings		Accumulated other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Totals
BALANCE, JUNE 30, 2009	9,584,912	$9,585	$20,633,240	$2,894,902	$16,472,689	$4,942,483	$44,952,899

Net income	-	-		-	3,198,981	-	3,198,981
Option issued to employees	-		681,575	-	-	-	681,575
Adjustment to statutory reserve	-	-	-	319,898	(319,898)	-	-
Foreign currency translation adjustments	-	-	-	-	-	262,776	262,776

BALANCE, JUNE 30, 2010	9,584,912	9,585	21,314,815	3,214,800	19,351,772	5,205,259	49,096,231

Net income	-	-	-	-	7,651,051	-	7,651,051
Option issued to employees	-	-	238,684	-	-	-	238,684
Adjustment to statutory reserve	-	-	-	854,022	(854,022)	-	-
Foreign currency translation adjustments	-	-	-	-	-	2,636,158	2,636,158

BALANCE, JUNE 30, 2011	9,584,912	$9,585	$21,553,499	$4,068,822	$26,148,801	$7,841,417	$59,622,124

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization background and principal activities

Shengtai Pharmaceutical, Inc, the "Company,” was incorporated in March 2004 in the State of Delaware. The Company, through its subsidiaries, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin. The Company's business operations are conducted in the People's Republic of China, the "PRC.”

Note 2 - Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI,” and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai.” All material inter-company transactions and balances have been eliminated in consolidation.

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

Assets and liabilities were translated at 6.46 RMB and 6.81 RMB to $1.00 at June 30, 2011 and 2010, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for amounts for the years ended June 30, 2011 and 2010 were approximately 6.62 RMB and 6.84 RMB to $1.00, respectively. The statement of cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

 Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. For the years ended June 30, 2011 and 2010, shipping and handling costs amounted to $5,718,145 and $4,498,260, respectively.

Financial instruments

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with US GAAP.

Stock-based compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

Earnings per share

The Company presents of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2011 and 2010:

	2011	2010
N Net income for earnings per share	$7,651,051	$3,198,981

Weighted average shares used in basic and diluted computation	9,584,912	9,584,912

Earnings per share:
Basic and diluted	$0.80	$0.33

At June 30, 2011, no warrants or stock options were included in the calculation of diluted earnings per share due to out-of-money status of the warrants and stock options.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that is subject to withdrawal restrictions. These amounts were $8,972,600 and $16,556,904 as of June 30, 2011 and 2010, respectively.

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
The activities in the allowance for doubtful accounts for trade accounts receivable is as follows for the years ended June 30, 2011 and 2010:

	2011	2010
Beginning allowance for doubtful accounts	$1,306,268	$946,207
Additions charged to bad debt expense	1,017,943	713,665
Write-off charged against allowance	(883,365)	(360,288)
Foreign currency translation adjustments	65,624	6,684
Ending allowance for doubtful accounts	$1,506,470	$1,306,268

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2011 and 2010, the Company’s bank balances with the Banks in PRC amounted $13,017,076 and $ 20,470,585 respectively , which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

The Company’s concentrations of credit risk also relate to trade accounts receivable and accounts payable. There were no customers that individually comprised 10% or more of the revenues for the years ended June 30, 2011 and 2010, or trade accounts receivable as of June 30, 2011 and 2010. There was one vendor that individually comprised 10% or more of the Company’s total purchase for the year ended June 30, 2011. The Company does not have any accounts payable to this vendor as on June 30, 2011.  There were no vendors comprised 10% or more of the Company’s total purchase for the year ended June 30, 2010.

For export sales, the Company frequently requires significant down payments or letter of credit by its customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the years ended June 30, 2011 and 2010, concerning the Company’s revenues based on geographic area:

	2011	2010
Revenue
China	$133,649,382	$92,906,391
International	38,068,484	23,047,557
Total	$171,717,866	$115,953,948

Geographic Information

Geographical distribution of sales to foreign countries which is based on physical shipments to such countries is as follows:

	For the years ended June 30,
Geographical Areas	2011	2010

Netherlands	$8,811,720	$-

Indonesia	6,786,489	1,253,158

Malaysia	2,806,438	137,448

Others	19,663,837	21,656,951

Total	$38,068,484	$23,047,557

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following as of June 30, 2011 and 2010:

	2011	2010
Raw materials	$2,539,104	$2,739,503
Work-in-progress	3,203,585	4,343,957
Finished goods	7,273,710	3,988,710
Total	$13,016,399	$11,072,170

The Company reviews its inventory periodically for possible obsolescence or determination if any reserves are necessary. As of June 30, 2011 and 2010, the Company determined that no reserves were necessary.

Prepayments and other assets

Prepayments represent partial payments or deposits for inventory purchases. These advances amounting to $2,296,982 as of June 30, 2011 and are interest free and unsecured.

Advances for construction

As of June 30, 2011 and 2010, advances for construction amounted to $2,039,929 and $2,334,748, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Additions and improvements to property and equipment accounts are recorded at cost. Maintenance, repairs, and minor renewals are charged directly to expense as incurred. Major additions and betterments to property and equipment accounts are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives less residual value.

Estimated useful lives of the assets are as follows:

Estimated Useful Life

Buildings	5-20	Years
Machinery and equipment	5-10	Years
Automobiles	5-10	Years
Electronic equipment	5-7	Years

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2011, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investee's net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. (Note 5)

Intangible assets

Intangible assets consist of the following:

	June 30, 2011	June 30, 2010

Land use rights	$3,625,020	$3,451,619
Less: accumulated amortization	(378,696)	(306,261)
Land use rights, net	3,246,324	3,145,358

Software	8,181	7,789
Less: accumulated amortization	(3,291)	(2,254)
Software, net	4,890	5,536
Total intangible assets, net	$3,251,214	$3,150,894

Intangible assets are primarily comprised of land use rights, which are pledged as collateral for bank loans as of June 30, 2011. The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2011, the Company determined that there had been no impairment. For the years ended June 30, 2011 and 2010, amortization expense relating to these intangible assets amounted to $56,632 and $307,195, respectively.

The following table consists of the expected amortization expenses for the next five years and thereafter:

Amount
Years ending June 30,
2012	$56,632
2013	56,632
2014	56,632
2015	56,632
2016	56,632
Thereafter	2,968,054
Total	$3,251,214

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

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, "Accounting for Income Taxes").  Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2011 and 2010, the Company does not have material deferred taxes for its China operation. The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has only net loss generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2011 and 2010. The Group believes that the realization of the benefits arising from this loss appears to be uncertain due to its limited operating history and continuing losses for United States income tax purses. Accordingly, the company has provided 100% valuation allowance at the year end for its United States operation.

The Company evaluates uncertain tax position utilizing a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeal or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

VAT on sales and VAT on purchases amounted to $21,725,658 and $21,718,996, respectively, for the year ended June 30, 2011. VAT on sales and VAT on purchases amounted to $14,432,433 and $14,587,812, respectively, for the year ended June 30, 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Guarantees

From time to time, the Company guarantees the debt of others unrelated to the Company. The Company records guarantees at the fair value of the expected future payments. However, as of June 30, 2011, the Company estimates that it will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies to which the guarantees were made.

Recent accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this standard is not expected to have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The Company is currently assessing the impact of the adoption of this guidance.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the previously reported net income or cash flows.

Note 3 - Other receivables

Other receivables amounted to $8,359,103 and $450,284 as of June 30, 2011 and 2010, respectively. Other receivables include receivables from unrelated parties and they are receivables not related for sales.

As of June 30, 2011, the other receivables includes Company's advances of $6,961,500 to its purchasing department employees as purchase advances for corn purchases. This amount is guaranteed by the Company's CEO and president by his personal properties.

Note 4 - Plant and equipment and Construction-in-progress

Plant and equipment and construction-in-progress consist of the following as of June 30, 2011 and 2010:

	2011	2010
Buildings and improvements	$38,354,966	$22,028,136
Machinery and equipment	69,170,960	65,019,206
Automobiles	736,800	656,544
Electronic equipment	611,950	527,609
Construction-in-progress	4,693,018	10,533,083
Total	113,567,693	98,764,578
Accumulated depreciation and amortization	31,845,519	(23,390,727)
Plant and equipment, net and Construction-in-Progress	$81,722,175	$75,373,851

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the years ended June 30, 2011 and 2010 amounted to $7,153,155 and $7,993,751, respectively. Interest costs totaling $872,756 and $313,943 were capitalized into construction-in-progress for the years ended June 30, 2011 and 2010, respectively.

 Note 5 - Investment in unconsolidated affiliate

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

Summarized financial information of Changle Shengshi is as follows as of June 30, 2011 and 2010:

	2011	2010
Current assets	$45,545,505	$24,083,814
Non-current assets	71,950,385	51,248,756
Total assets	117,495,890	75,332,569

Current liabilities	63,492,149	43,098,908
Non-current liabilities	17,457,647	1,164,071
Shareholders' equity	36,546,094	31,069,590
Total liabilities and shareholders' equity	$117,495,890	$75,332,569

Summarized financial information of Changle Shengshi is as follows for the years ended June 30, 2011 and 2010:

	2011	2010
Net sales	$80,112,797	$50,589,883
Gross profit	11,527,071	7,313,684
Income before taxes	5,817,531	4,699,019,
Net income	$4,363,148	$3,639,019

Company's share of net income	$872,630	$727,804

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, Weifang Shengtai invested $1,467,000 in Changle Shengshi in March 2010 and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. In 2011, the Company increased investment of 10,000,000 RMB (Approximately $1.5 million) to Changle Shengshi. Changle Paper increased investment proportionately. After the investment, the Company still owns 20% of Changle Shengshi.

Note 6 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi (See Note 4). As of June 30, 2011 and 2010, the Company’s accounts payable due to Changle Shengshi was $943,779 and $252,017, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s utilities expense amounted to approximately $15,573,614 and $12,585,381 for the years ended June 30, 2011 and 2010, respectively.

Other Payable- Officer

From time to time, the Company borrows monies from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $36,285 and $515,856 as of June 30, 2011 and 2010, respectively. Interest expense related to this loan was minimal for the years ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company advanced $6,961,500 to its purchasing department employees as   purchase advances for corn purchases. This amount is guaranteed by the Company's CEO and president by his personal properties.

Note 7 - Debt

Short term loans

Short term loans represent amounts due to various banks that are normally due within one year, and these loans can be renewed with the banks. As of June 30, 2011 and 2010, the Company’s short term bank loans consisted of the following:

	2011	2010
Loans from Bank of China, due various dates from January 2011 to May 2012; monthly interest only payments; interest rates ranging from 5.265% to 6.363% per annum, secured by the Company’s buildings and improvements/land use rights.	$20,094,040	$14,730,000

Loans from Industrial and Commercial Bank of China, due on various dates from January 2011 to June 2012; monthly interest only payments; interest rates ranging from 5.81% to 6.4236% per annum, guaranteed by an unrelated third party and secured by the Company’s buildings and improvements/land use rights.	10,983,700	9,662,880

Loan from Agriculture Bank of China, due from September 2010 to September 2011; monthly interest only payments; interest rates ranging from 5.841% to 6.1160% per annum, guaranteed by an unrelated third party, unsecured.	4,641,000	8,838,000

Loan from Qingdao Bank, due December 2011, monthly interest only payments; interest rate of 6.116% per annum, guaranteed by an unrelated third party, unsecured.	3,094,000	2,946,000

Loan from Shenzhen Development Bank, due March 2012, monthly interest only payments; interest rate of 6.06% per annum, guaranteed by an unrelated third party, unsecured.	3,403,400	3,240,600

Loan from China Merchants Bank, due from October 2010 to November 2011, monthly interest only payments; interest rate ranging from 5.56% to 6.3940% per annum, secured by certain properties.	3,094,000	-

Loan from Zhongxin Bank, due from January 2011 to October 2011, monthly interest only payments; interest rates ranging from 6.06% to 7.0902% per annum, guaranteed by an unrelated third party, unsecured.	1,237,600	-

Loan from Minsheng Bank, due from September 2010 to September 2011; monthly interest only payments; interest rate of 5.841% per annum, guaranteed by an unrelated third party, unsecured.	1,547,000	-

Loan from Dezhi Zheng, an individual, from March 5, 2010 to March 4, 2011; monthly interest of 0.7%; principal and interest payments due on March 4, 2011; guaranteed by Mr. Qingtai Liu.	-	736,500

Total	$48,094,740	$40,153,980

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. As of June 30, 2011 and 2010, the Company’s notes payables consisted of the following:

	2011	2010
Weifang Bank, due from June 2011 to June 2012, 0.07% transaction fee, and restricted cash required 50% of loan amount, guaranteed by inventory pledge.	$4,950,400	$-

Bank of China, due on various dates from May 2011 to November 2011, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	3,094,000	8,838,000

Industrial and Commercial Bank of China, due on various dates from February to August 2010, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	1,767,600

Industrial and Commercial Bank of China, due in March 2010, 0.05% transaction fee, restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	-	1,178,400

Bank of QingDao, due from January to July 2010, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	-	2,946,000

Loan from Shenzhen Development Bank, due from March 2011 to September 2011, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party.	3,403,400	3,093,300

Total	$11,447,800	17,823,300

$3,403,400 of loan from Shenzhen Development Bank has not been paid back or extended as of reporting date. The company is in the process renewing the loan.

Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes of the Company. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. In January 2010, the interest rate was changed to 9.6%. Employee loans amounted to $261,938 and $396,404 as of June 30, 2011 and 2010, respectively. Interest expense related to these loans was $ 32, 645 for the year ended June 30, 2011 and $115,127 for the year 2010, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, on all debt for the years ended June 30, 2011 and 2010, amounted to $3,578,615 and $3,419,169, respectively. Interest capitalized into construction-in-progress totaled $872,756 and $313,943 for the years ended June 30, 2011 and 2010, respectively.

Note 8 - Income taxes

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

Income tax provision for the years ended June 30, 2011 and 2010 amounted to $2,846,741 and $1,598,704, respectively, as follows:

	2011	2010
Current tax	$2,846,741	1,598,704

Deferred tax	-	-

Total	$2,846,741	$1,598,704

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2011	2010
U.S. Statutory rates	34%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

Chinese income taxes	25.0	25.0

Other items (a)	2.0	8.0

Total provision for income taxes	27%	33.0%

(a)
The 2.0% and 8.0% represents the fact that certain expenses (such as stock option expense) incurred by the Company and Shengtai Holding, Inc. which were not deductible in the PRC for the year ended June 30, 2011 and 2010.

For the year ended June 30, 2011, the Company’s effective tax rate was 27%. Income before income taxes includes losses from non-Chinese entities, which are not deductible.  After adjusting the non-Chinese entities losses, the Company’s effective rate was equivalent to the effective rate in China.

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2011, and 2010 for the following reasons:

For the Year ended June 30, 2011	China		United States		Total
	25%		34%
Pretax income	$111,386,963		$(889,171)		$10,497,792

Expected income tax expense (benefit)	2,846,741	25.00%	(302,318)	34.00%	2,544,423
Non-taxable income	-	-	-	-	-
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	302,318	-34.00%	302,318

Actual tax expense	$2,846,741	25%	$-	-%	$2,846,741

For the Year ended June 30, 2010	China		United States		Total
	25%		34%
Pretax income	$6,394,818		$(1,597,132)		$4,797,685

Expected income tax expense (benefit)	1,598,704	25.00%	(543,025)	34.00%	1,055,679
Non-taxable income	-	-	-	-	-
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	543,025	-34.00%	543,025

Actual tax expense	$1,598,704	25%	$-	-%	$1,598,704

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and for the United States income tax purposes, have accumulated net operating loss carry forwards $1,872,640 as of June 30, 2011 and $275,508 for the year ended June 30, 2011, respectively. Deferred tax assets are amounting to $ 468,160 and $ 68,877 for the years then ended June 30, 2011 and 2010 respectively. For the United States income tax purposes, the tax benefits from the net operating loss carry forwards amounting $636,697 as of June 30, 2011 which may be available to reduce future years’ taxable income. The Company’s management believes that the utilization of the tax benefits from the net operating loss carry forwards appears uncertain due to the Company’s limited operating history and continuing losses expected at Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc., therefore, the Company has applied 100% valuation allowance to the deferred tax benefits to reduce the deferred asset to zero.

 As of June 30, 2011, the Company’s foreign subsidiary has cumulative undistributed earnings of $32,517,234 that is included in consolidated retained earnings and will continue to be indefinitely reinvested in foreign operations. No provision has been made for the United States deferred taxes related to future repatriation of these cumulative undistributed earnings, nor is it practicable to estimate the amount of income taxes that would incur if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following as of June 30, 2011 and 2010:

	2011	2010
VAT payable	$556,448	$954,552

Individual income tax withheld	2,240	10,354

Income tax payable	1,171,531	401,326

Housing property tax payable	20,557	15,867

Others	58,318	74,375

Total taxes payable	$1,809,093	$1,456,474

Note 9 - Commitments and Contingencies

Guarantees

As of June 30, 2011, the Company has guaranteed $7.7 million of short term loans on behalf of three unrelated parties.

The Company is obligated to perform under the guarantee if those guarantee companies fail to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.1 million for those guarantee companies, including accrued interest. However, the guarantees given by the Co. have been fully secured by their CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that those companies are current in their payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to the unrelated party as of June 30, 2011 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,641,000

Qingdao Shizhan Technology Co.,Ltd.	1,547,000

Weifang Century-Light Industry Co.,Ltd	1,547,000

Total	$7,735,000

As of June 30, 2011, Weifang Century-Light Industry Co.,Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,497,400 and $4,641,000 for the Company, respectively.

Litigation

In the Company's ordinary course of business, the Company may be subject to certain legal proceedings. After review, management believes that the outcome of the legal matters will not have a materially adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Note 10 - Stockholders’ equity

On November 9, 2010, the Company effected a 1-for-2 reverse stock split of its issued and outstanding shares of Common Stock; reducing the number of its authorized shares of Common Stock and Preferred Stock by the same reverse stock split ratio.  The reverse stock split and the reduction of the number of authorized shares of Common Stock and Preferred Stock were authorized by the stockholders of the Company at its annual general meeting of stockholders held on October 26, 2010.  As of November 12, 2010, the outstanding and issued shares were approximately 9,584,912 shares (prior to the reverse stock split the number outstanding was 19,169,805), before rounding up fractional shares.  The authorized number of shares of Common Stock was reduced from 100,000,000 to 50,000,000, and the authorized number of shares of Preferred Stock was reduced from 5,000,000 to 2,500,000.  These financial statements have been adjusted retroactively to reflect the reverse stock split.

In connection with the 1-for-2 reverse stock split, all outstanding warrants and options will have 1-for-2 reverse split with the exercise price doubled.

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the Company issued 2,187,500 warrants, "Investor Warrants,” which carry an exercise price of $5.20 and a 5-year term. The Investor Warrants are callable if the Company's shares trade at or above $16.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, a total of 97,403 warrants were exercised by three shareholders.

Also in connection with the Share Purchase Agreement, the Company issued 109,375 warrants, "Placement Agent Warrants,” to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering related to the Share Purchase Agreement, the Company issued 37,500 warrants to Chinamerica Fund, LLP and 12,500 warrants to Jeff Jenson, collectively, the "Lead Investor Warrants,” to compensate Chinamerica Fund LLP as the lead investor and Jeff Jenson in assisting in providing the shell company, West Coast Car Company. These Lead Investor Warrants have the same terms as the Investor Warrants except that they have an exercise price of $0.02 per share. In June 2008, Jeff Jenson exercised the 12,500 warrants issued to him. In November 2008, Chinamerica Fund, LLP exercised the 37,500 warrants issued to the fund.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2009	2,199,473	2,199,473	$5.20	2.97

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, June 30, 2010	2,199,473	2,199,473	5.20	2.22

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, June 30, 2011	2,199,473	2,199,473	$5.20	1.22

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

On May 14, 2008, the Company granted 250,000 stock options and 80,000 non-qualified stock options pursuant to the Stock Incentive Plan. All options have an exercise price of $6.68, which was the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years on a quarterly basis from the date of grant.

The Company uses the Black-Scholes option pricing model which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables, including the expected life of options granted and the Company's expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company's employee stock options, it is management's opinion that the Black-Scholes option valuation model may not provide an accurate measure of the fair value of the Company's employee stock options and that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The assumptions used in calculating the fair value of options granted in 2008 using the Black-Scholes option pricing model are as follows:

Weighted average risk-free interest rate	3.22%

Expected term	4 years

Expected volatility	146%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$6.68

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

In the Chief Financial Officer Employment Agreement,  the “Employment Agreement,” entered into on March 1, 2010 between the Company and Mr. Hu Ye, the former Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15, 2007. The fair values of stock options granted to the CFO were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	6.5 years

Expected volatility	149%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$5.20

The Chief Financial Officer Employment Agreement between the Company and Mr. Hu Ye was terminated in December 2010, and the 150,000 options granted were forfeited.

On June 1, 2010, the Company hired two directors, Mr. Yaojun Liu and Mr. Fei He. In the Employment Agreements entered into on June 1, 2010 between the Company and each director, the Company granted each director an option to purchase 40,000 shares of common stock of the Company. The shares vest over 3 years starting June 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share. The fair values of stock options granted to the two directors were estimated at the date of grant amounting $ 165,611 using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00
The stock option activity was as follows for the year ended June 30, 2011:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2009	330,000	$6.68	$

Granted	150,000	5.2		-

Forfeited	-137,500	6.68		-

Exercised	-	-		-

Outstanding, June 30, 2010	342,500	5.95		-

Granted	80,000	5.2		160,000

Forfeited	-167,500	5.35		-

Exercised	-	-		-

Outstanding, June 30, 2011	255,000	$6.22		$1,274,500

The Employment Agreement between the Company and Mr. Fei He was terminated in August 2011.

The Company’s forfeiture rate for the year ended June 30, 2011 is 41.6%.

Following is a summary of the status of options outstanding at June 30, 2011:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$6.22	255,000	5.32	$6.48	201,666

Compensation expense from stock options recognized for the years ended June 30, 2011 and 2010 were $238,684 and $681,575, respectively. As of June 30, 2011, there is $55,204 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2011 and 2010, the Company transferred $854,022 and $319,898, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of June 30, 2011 the Company had appropriated to the statutory reserve approximately $4,000,000. The Company plans to contribute $3,500,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of June 30, 2011.

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

Note 13 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the years ended June 30, 2011 and 2010, the Company made contributions in the amounts of $449,874 and $388,446, respectively, to the Company’s retirement plan.

Note 14 - Subsequent events

In July 2011, the Company obtained a short term loan of $2,475,200 from Industrial and Commercial Bank of China, due March 2012; monthly interest only payments; interest rates ranging from 6.31% to7.572% per annum, guaranteed by certain collateral, unsecured.

In August 2011, the Company obtained a short term loan of $4,641,000 from Bank of Communications, due April 2012; monthly interest only payments; interest rates ranging from 6.56% to 6.9575% per annum, guaranteed by an unrelated third party, unsecured.

 In August 2011, the Company obtained a short term loan of $7,735,000 from China Construction Bank, due February 2012; monthly interest only payments; interest rates ranging from 6.1% to7.137% per annum, guaranteed by certain collateral, unsecured.

 In September 2011, the Company obtained a short term loan of $1,547,000 from China Construction Bank, due January 2012; monthly interest only payments; interest rates is 6.1% per annum, guaranteed by certain collateral, unsecured.

In September 2011, the Company obtained a short term loan of $1,547,000 from Agriculture Bank of China, due September 2012; monthly interest only payments; interest rates ranging from 5.56% to 6.116% per annum, guaranteed by an unrelated third party, unsecured.

In September 2011, the Company has paid back $1,547,000 short term loan from Agriculture Bank of China.

In September 2011, the company has paid back $1,547,000 short term loan from Minsheng Bank.

In September 2011, the company has paid back $77,350 short term loan from Bank of China.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312].

3.2	Certificate of Amendment filed with Secretary of State of Delaware on November 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 2010).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

4.1	Form of Warrants to Investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.1
Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.2
Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.3	Research and Development Agreement between Hebei University and Technology of the Company, dated December 8, 2010.*

10.4	Employment Agreement between the Company and Qingtai Liu, dated July 8th, 2009*

16.1
Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith