Form 10-Q
period 2011-09-30
Shengtai Pharmaceutical, Inc.
filed 2011-11-14
CIK 1295079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

011-86-536-2188831
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

As of November 7, 2011, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND June 30,2011
(Unaudited)

A S S E T S
	September 30,	June 30,
	2011	2011

CURRENT ASSETS:
Cash & cash equivalents	$3,617,312	$4,051,349
Restricted cash	9,059,600	8,972,600
Accounts receivable, net of allowance for doubtful accounts of $1,149,712 and $1,506,470 as of September 30, 2011 and June 30, 2011, respectively	7,947,177	8,580,973
Notes receivable	6,920,284	2,815,726
Other receivables	13,509,236	8,359,103
Inventories	13,669,955	13,016,399
Prepayments and other assets	683,352	2,296,982
Total current assets	55,406,918	48,093,131

PLANT AND EQUIPMENT, net	75,998,870	77,029,157

CONSTRUCTION IN PROGRESS	5,470,017	4,693,018

EQUITY INVESTMENT	10,744,826	9,132,725

ADVANCE FOR CONSTRUCTION	2,073,442	2,039,929

INTANGIBLE ASSETS, NET	3,270,524	3,251,214

Total assets	$152,964,598	$144,239,174

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$4,483,824	$9,508,512
Accounts payable and accrued liabilities - related party	366,245	943,779
Notes payable - banks	11,558,800	11,447,800
Short term loans	63,478,176	48,094,740
Accrued liabilities	810,426	917,464
Other payable	1,749,450	2,642,598
Employee loans	295,717	261,938
Other payable - officer	36,588	36,285
Customer deposit	7,758,145	8,954,841
Taxes payable	1,440,771	1,809,093
Total current liabilities	91,978,142	84,617,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
9,584,912 shares issued and outstanding	9,585	9,585
Additional paid-in capital	21,560,399	21,553,499
Statutory reserves	4,179,339	4,068,822
Retained earnings	26,921,841	26,148,801
Accumulated other comprehensive income	8,315,292	7,841,417
Total stockholders' equity	60,986,456	59,622,124

Total liabilities and stockholders' equity	$152,964,598	$144,239,174

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMER 30, 2011 AND 2010
(Unaudited)

	2011	2010
NET SALES	$40,055,448	$34,644,572

COST OF SALES	36,670,401	28,625,215

GROSS PROFIT	3,385,047	6,019,357

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,152,615	2,579,804

INCOME FROM OPERATIONS	1,232,432	3,439,553

OTHER INCOME (EXPENSE) :
Earnings on equity investment	273,914	86,889
Non-operating income	591,467	22,997
Non-operating expense	(7,481)	(107,049)
Interest expense and other charges	(843,111)	(1,123,116)
Interest income	4,726	1,266
Other income (expense) , net	19,514	(1,119,012)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,251,946	2,320,541

PROVISION FOR INCOME TAXES	368,389	677,457

NET INCOME	883,557	1,643,084

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	473,875	828,546

COMPREHENSIVE INCOME	$1,357,432	$2,471,630

EARNINGS PER SHARE
Basic and diluted	$0.09	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	9,584,912	9,584,912

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$883,557	$1,643,084
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1,896,910	1,895,046
Amortization	14,689	13,856
Bad debt (reduction) provision	(371,317)	844,536
Share based compensation to employees	6,900	100,176
Earnings on equity investment	(273,914)	(200,846)
Change in operating assets and liabilities:
Accounts receivable	1,088,222	1,156,815
Notes receivable	(4,076,734)	(1,151,924)
Other receivables	(5,395,534)	(3,143,542)
Inventories	(587,134)	(5,063,226)
Prepayments and other assets	1,635,692	(280,797)
Accounts payable and accrued liabilities	(5,993,088)	(523,481)
Accounts payable and accrued liabilities - related party	(586,610)	851,146
Other payable	(719,296)	4,381,514
Customer deposit	(1,283,359)	4,832,831
Taxes payable	(385,814)	(885,179)
Net cash (used in) provided by operating activities	(14,146,831)	4,470,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(1,249,440)	-
Purchase plant and equipment	(1,076)	(2,087,021)
Additions to construction in progress	(6,054)	-
Advances for construction	(13,732)	1,002,821
Increase in land use right	(2,476)	(37,568)
Net cash used in investing activities	(1,272,779)	(1,121,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	15,958,104
Borrowings on notes payable - banks	-	14,790,000
Principal payments on notes payable - banks	-	(32,613,300)
Borrowings on short term loans	18,116,880	7,927,440
Principal payments on short term loans	(3,201,690)	(8,470,800)
Borrowings on employee loans	31,236	(8,661)
Borrowings on long term loans	-	(1,820,419)
Net cash provided by (used in) financing activities	14,946,426	(4,237,636)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	39,147	568,748

DECREASE IN CASH & CASH EQUIVALENTS	(434,036)	(320,647)

CASH & CASH EQUIVALENTS, beginning of year	4,051,349	4,121,541

CASH & CASH EQUIVALENTS, end of year	$3,617,312	$3,800,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest Paid	$783,614	$807,673
Income taxes	$404,936	$853,195

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease of other receivable for acquisition of plant and equipment	$20,569	$-
Transfers of construction in progress-related inventory to plant and equipment	$61,400	$-
Acquisition of plant and equipment on credit (accounts payable)	$779,368	$-
Completion of construction-in-progress (transferred to plant and equipment)	$73,204	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 – Accounting Policies

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comnprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on October 7, 2011 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements of Shengtai Pharmaceutical, Inc. and its subsidiaries reflect the activities of the parent and its wholly-owned subsidiaries Shengtai Holding, Inc., “SHI,” and Weifang Shengtai Pharmaceutical Co., Ltd., “Weifang Shengtai.” All material inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently issued accounting pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Note 3 - Earnings/(Loss) per share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings  per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share for the three months ended September 30,2011 and 2010.

	Three months ended September 30,
	2011	2010
Net income for earnings per share	$883,557	$1,643,084
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.09	$0.17

At September 30, 2011, the Company’s warrants and stock options were not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Concentrations of risk

The Company's operations are conducted solely with in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the Chinese economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2011 and June 30,2011, the Company’s bank balances with the banks in PRC amounted to $12,517,540 and $ 13,017,076 respectively , which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

The Company has one vendor, Dezhou No.5 Grain and Cooking Oil Warehouse that individually comprised 10% or more of the Company’s total purchase for the three months ended September 30, 2011.

For export sales, the Company frequently requires significant down payments or letter of credit from its customers prior to shipment. During the year, the Company maintained export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for Company’s revenues based on geographic area:

	Three months ended September 30
	2011	2010
Revenue
China	$32,471,895	$28,663,630
International	7,583,553	5,980,942
Total	$40,055,448	$34,644,572

Note 5 - Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that is subject to withdrawal restrictions. These amounts were $9,059,600 and $8,972,600 as of September 30, 2011 and June 30, 2011, respectively.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 - Other receivables

Other receivables amounted to $13,509,236 and $8,359,103 as of September 30, 2011 and June 30, 2011, respectively. Other receivables include receivables from unrelated parties for transactions other than sales.

As of September 30, 2011, the other receivables include Company's advances of $11,737,500 to its purchasing department employees as purchase advances for corn purchases. This amount is 100% secured by the personal assets of Company’s CEO as the guarantee extended by him

As of September 30, 2011, the other receivables balance inlcudes a loan to unrelated third parties from Shengtai in the amount of $781,000 ,The loan is not guaranteed, interest free, and due on demand.

Note 7 - Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consisted of the following :
	September 30, 2011	June 30, 2011
Raw materials	$3,369,526	$2,539,104
Work-in-progress	5,698,631	3,203,585
Finished goods	4,601,798	7,273,710
Total	$13,669,955	$13,016,399

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2011, the Company has determined that no reserves are necessary.

Note 8 - Prepayments and other assets

Prepayments and other assets mainly represent partial payments or deposits for inventory and equipment and other purchases and services. As of September 30, 2011, prepayments mainly represent partial payments or deposits for repairing parts, decorating fee, monitoring system, consulting services, gardenging fee, and other fees. As of June 30, 2011, approximately $1,660,000 prepayment for inventory purchase was included in prepayment and other assets. They are interest free and unsecured.

Note 9 - Plant and equipment and Construction-in-progress

Plant and equipment and construction-in-progress consisted of the following:

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	June 30,
	2011	2011
Buildings	$38,738,625	$38,354,966
Machinery and equipment	69,889,621	69,170,960
Automobile	783,243	736,800
Electronic equipment	638,831	611,950
Construction-in-progress	5,470,018	4,693,018
Total	115,520,338	113,567,694
Accumulated depreciation and amortization	(34,051,451)	(31,845,519)
Plant and equipment, net and Construction-in-progress	$81,468,887	$81,722,175

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended September 30, 2011 and 2010 amounted to $1,896,910 and $1,895,046, respectively. Interest costs totaling $81,049 and $0 were capitalized into construction-in-progress for the three months ended September 30, 2011 and 2010, respectively.

Note 10 - Equity Investment

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes  a loss if it is determined that other than temporary decline in the value of investmnent exists.On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, “Changle Paper,” and formed Changle Shengshi Redian Co., Ltd, "Changle Shengshi.”  Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle Paper for the use of their own production. Weifang Shengtai owns 20% of Changle Shengshi and the Company accounts for this 20% investment under the equity method of accounting.

Summarized financial information of Changle Shengshi is as follows:

	September 30, 2011	June 30, 2011
Current assets	$39,222,922	$45,545,505
Non-current assets	74,169,235	71,950,385
Total assets	$113,392,157	$117,495,890

Current liabilities	$55,561,391	$63,492,149
Non-current liabilities	11,590,289	17,457,647
Shareholders' equity	46,240,477	36,546,094
Total liabilities and shareholders' equity	$113,392,157	$117,495,890

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the quarter ended September 30, 2011, the Company increased investment in Changle Shengshi by 8,000,000 RMB (Approximately $1.25 million) Changle Shengshi. Changle Paper increased its investment proportionately, which resulted in the Company’s 20% investment in the investee.

Note 11 - Advance for construction

As of September 30, 2011 and June 30,2011, advances for construction amounted to $2,073,442 and $2,039,929, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Note 12 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2011	June 30, 2011
Land use rights	$3,660,169	$3,625,020
Less: accumulated amortization	(396,768)	(378,696)
Land use rights, net	3,263,401	3,246,324

Software	10,736	8,181
Less: accumulated amortization	(3,613)	(3,291)
Software, net	7,123	4,890
Total intangible assets, net	$3,270,524	$3,251,214

Intangible assets are primarily comprised of land use rights, which are pledged as collateral for certain bank loans. The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2011, the Company determined that there had been no impairment. For the three months ended September 30, 2011 and 2010, amortization expense for these intangible assets are amounted to $14,689 and $13,856, respectively.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table consists of the expected amortization expenses for the next five years:

Years ended September 30,	Amount
2012	$56,000
2013	56,000
2014	56,000
2015	56,000
2016	56,000
Thereafter	2,990,524
Total	$3,270,524

Note 13 - Value Added Tax

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

VAT on sales and VAT on purchases amounted to $5,384,598 and $5,878,878, respectively, for the three month ended September 30, 2011. VAT on sales and VAT on purchases amounted to $4,512,262 and $4,559,834, respectively, for the three months ended September 30, 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Note 14 - Notes payable

Notes payable represents arrangements with various banks for payments to suppliers ,which are normally due within one year. However, these notes can typically be renewed with the banks on an annual basis. As of September 30, 2011 and June 30,2011, the Company’s notes payables consisted of the following:

	September 30, 2011	June 30, 2011
Weifang Bank, due from June 2011 to June 2012, 0.07% transaction fee, and restricted cash required 50% of loan amount, guaranteed by inventory pledge.	$4,998,400	$4,950,400

Bank of China, due on various dates from May 2011 to November 2011, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	3,124,000	3,094,000

Loan from Shenzhen Development Bank, due from March 2011 to September 2011, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party.	3,436,400	3,403,400

Total	$11,558,800	$11,447,800

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15 - Short term loans

Short term loans represent amounts due to various banks that are normally due within one year. However, these loans can typically be renewed with the banks on an annual basis. As of September 30, 2011 and June 30,2011, the Company’s short term bank loans consisted of the following:

	September 30, 2011	June 30, 2011
Loans from Bank of China, due various dates from January 2011 to May 2012; monthly interest only payments; interest rates ranging from 6.06% to 7.0902% per annum, guaranteed by an unrelated third party, unsecured.	$20,210,776	$20,094,040

Loans from Industrial and Commercial Bank of China, due on various dates from January 2011 to September 2012; monthly interest only payments; interest rates ranging from 5.81% to 6.6886% per annum, guaranteed by an unrelated third party and certain collateral,unsecured.	13,589,400	10,983,700

Loan from Agriculture Bank of China, due from September 2010 to September 2012; monthly interest only payments; interest rates ranging from 6.116% to 7.216% per annum, guaranteed by an unrelated third party, unsecured.	4,686,000	4,641,000

Loan from Qingdao Bank, due December 2011, monthly interest only payments; interest rate of 6.116% per annum, guaranteed by an unrelated third party, unsecured.	3,124,000	3,094,000

Loan from Shenzhen Development Bank, due March 2012, monthly interest only payments; interest rate of 6.06% per annum, guaranteed by an unrelated third party, unsecured.	3,436,400	3,403,400

Loan from China Merchants Bank, due from October 2010 to November 2011, monthly interest only payments; interest rate ranging from 5.56% to 6.3940% per annum, secured by certain properties.	3,124,000	3,094,000

Loan from Zhongxin Bank, due from January 2011 to October 2011, monthly interest only payments; interest rates ranging from 6.06% to 7.0902% per annum, guaranteed by an unrelated third party, unsecured	1,249,600	1,237,600

Loan from Bank of Communications, due August 2012, monthly interest only payments; interest rates ranging from 6.56% to 7.544% per annum, guaranteed by an unrelated third party, unsecured	4,686,000	-

Loan from China Construction Bank, due from August 2011 to Febuary 2012, monthly interest only payments; interest rate ranging from 6.1% to 7.137% per annum, guaranteed by certain collateral, unsecured	9,372,000	-

Loan from Minsheng Bank, due from September 2010 to September 2011; monthly interest only payments; interest rate of 5.841% per annum, guaranteed by an unrelated third party, unsecured.	-	1,547,000

Total	$63,478,176	$48,094,740

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Short term loan interest expenses amounted to $9,291 and $9,698 for the three months ended September 30, 2011 and 2010, repectively.

Note 16 - Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans accrue interest at 9.6%,do not require collateral, and the principal is due upon demand. Employee loans amounted to $295,717 and $261,938 as of September 30, 2011 and June 30,2011, respectively. Interest expense related to these loans was $6,597and $6,796 for the three months ended September 30, 2011 and 2010, respectively.

Note 17 - Income taxes

Our effective tax rates were approximately 29.3% and 33.0% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

Note 18 - Commitments and Contingent liabilities

Guarantees

As of September 30, 2011, the Company has guaranteed $7.81 million of short term loans on behalf of three unrelated parties.

The Company is obligated to perform under the guarantee if those guarantee companies fail to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.22 million for those guarantee companies, including accrued interest. However, the guarantees given by the Company have been fully secured by their CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that those companies are current in their payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Details of guarantee amounts to the unrelated party as of September 30, 2011 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,686,000

Qingdao Shizhan Technology Co.,Ltd.	1,562,000

Weifang Century-Light Industry Co.,Ltd	1,562,000

Total	$7,810,000

As of September 30, 2011, Weifang Century-Light Industry Co.,Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,560,400 and $4,686,000 for the Company, respectively.

Litigation

In the Company's ordinary course of business, the Company may be subject to certain legal proceedings.

Note 19 - Shareholders’ equity

On November 9, 2010, the Company effected a 1-for-2 reverse stock split of its issued and outstanding shares of Common Stock; reducing the number of its authorized shares of Common Stock and Preferred Stock by the same reverse stock split ratio.  The reverse stock split and the reduction of the number of authorized shares of Common Stock and Preferred Stock were authorized by the stockholders of the Company at its annual general meeting of stockholders held on October 26, 2010.  As of November 12, 2010, the outstanding and issued shares were approximately 9,584,912 shares (prior to the reverse stock split,  the number outstanding was 19,169,805), before rounding up fractional shares.  The authorized number of shares of Common Stock was reduced from 100,000,000 to 50,000,000, and the authorized number of shares of Preferred Stock was reduced from 5,000,000 to 2,500,000.  These financial statements have been adjusted retroactively to reflect the reverse stock split.

In connection with the 1-for-2 reverse stock split, all outstanding warrants and options will have 1-for-2 reverse split with the exercise price doubled.

A) Warrants

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

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2010	2,199,473	2,199,473	$5.20	2.22

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, June 30, 2011	2,199,473	2,199,473	5.20	1.22

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, September 30, 2011	2,199,473	2,199,473	$5.20	0.97

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B)  Stock options

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

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended June 30, 2011 and three months ended September 30, 2011:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	342,500	$5.95	$

Granted	80,000	5.20		160,000

Forfeited	(167,500)	5.35		-

Exercised	-	-		-

Outstanding, June 30, 2011	255,000	5.95		1,274,500

Granted

Forfeited	(40,000)	5.20		-

Exercised	-	-		-

Outstanding, September 30, 2011	215,000	$6.40		$1,097,000

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of options outstanding at September 30, 2011:

Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$6.40	215,000	4.79	$6.58	188,333

Compensation expense from stock options recognized for the three months ended September 30, 2011 and 2010 were $6,900 and $100,176, respectively. As of September 30, 2011, there is $48,303 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period

Note 20 - Statutory reserves

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

A ) Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three moths ended September 30, 2011 and 2010, the Company transferred $110,517 and $0 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of September 30, 2011 the Company had appropriated to the statutory reserve approximately $4,000,000.

B) Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of September 30, 2011.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 21 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended September 30, 2011 and 2010, the Company made contributions in the amounts of $141,372 and $138,663, respectively, to the Company’s retirement plan.

Note 22 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi. As of September 30, 2011 and June 30, 2011, the Company’s accounts payable due to Changle Shengshi was $366,245 and $943,779, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s transaction amounts with Changle Shengshi amounted to approximately $3,434,972 and $3,651,339 for the three months ended September 30, 2011 and 2010, respectively.

From time to time, the Company borrows monies from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $36,588 and $36,285 as of September 30, 2011 and June 30, 2011, respectively. Interest expense related to this loan was approximately $650 for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the other receivables includes Company's advances of $11,737,500 to its purchasing department employees as purchase advances for corn purchases. This amount is secured by the personal assets of CEO as per guarantee extended by him.

Note 23 - Subsequent events

In October 2011, the Company obtained a short term loan of $3,282,449 from Bank of China, due April 2012; quarterly interest only payments; interest rates of 6.6025% per annum, guaranteed by certain collateral, and unsecured.

In October 2011, the Company obtained a short term loan of $1,562,000 from China Merchants Bank, due April 2012; monthly interest only payments; interest rates ranging from 6.1% to 7.93% per annum, guaranteed by an unrelated third party, unsecured.

In October 2011, the Company obtained a short term loan of $781,000 from Agrichlture Bank of China, due October 2012; monthly interest only payments; interest rates ranging from 6.56% to 8.856% per annum, guaranteed by an unrelated third party, unsecured.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2011, the Company obtained a short term loan of $781,000 from Agrichlture Bank of China, due October 2012; monthly interest only payments; interest rates ranging from 6.56% to 9.184% per annum, guaranteed by an unrelated third party, unsecured.

In October 2011, the Company obtained a short term loan of $3,124,000 from Minsheng Bank, due October 2012; monthly interest only payments; interest rates ranging from 6.56% to 8.528% per annum, guaranteed by an unrelated third party, unsecured.

In October 2011, the Company has paid back $3,124,000 short term loan from China Merchants Bank.

In October 2011, the Company has paid back $1,249,600 short term loan from China Zhongxin Bank.

In October 2011, the Company has paid back $1,874,400 short term loan from China Zhongxin Bank.

In October 2011, the Company has paid back $3,358,300 short term loan from Bank of China.

In October 2011, the Company has paid back $156,200 short term loan from Bank of China.

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

Overview

We are, through our wholly owned subsidiary, Shengtai Holding Inc., and its wholly owned subsidiary in the People's Republic of China, the ("PRC”), Weifang Shengtai Pharmaceutical Co., Ltd. (“Weifang Shengtai”), a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose, with about over 30% market share in Mainland China. We also manufacture glucose, cornstarch and other products for the food and beverage industry.

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

We have been improving dextrose anhydrous and animal feeds production lines and building an additional warehouse to store purchased corn.  The warehouse was completed in October 2011 and can be used to store an additional 14,000 tons of corn. As a result, we have successfully expanded our corn storage from 36,000 tons to 50,000 tons from October 2010 to October 2011. Because corn prices have been increasing since 2009, the expansion of our warehousing capacity will allow us to store more corn and better control the cost of production.

During the three months ended September 30, 2011, we used internally 36,768 metric tons of corn starch to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $11.58 million and accounted for 28.90% of our total net sales for the three months ended September 30, 2011. Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Beginning September 2008, corn prices began decreasing due to large corn harvests.  However, by July 2009, corn prices began to increase. This trend continued into 2010. Corn prices for the twelve months ended September 30, 2011 were approximately 17.19% higher than the same period in 2010. Corn prices for the three months ended September 30, 2011 were approximately 21.62% higher than for the same period in 2010. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit.  We are currently building more corn storage facilities to further improve our ability to store raw material and reduce the impact of fluctuating corn prices.

The Chinese government has been improving its effort in controlling corn prices. We believe that these government efforts will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may have negative effects on our operations.

During the three months ended September 30, 2011, we sold a total of 30,743 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $17.86 million, or 44.59%, of our net sales.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, and protein power, which are used for pharmaceutical, food and beverages, and other production purposes. The net sales generated from these products were $10.62 million, and constituted approximately 26.52% of our total net sales for the three months ended September 30, 2011.

Management believes that better living standards in China would lead to higher consumptions of our pharmaceutical glucose products in the PRC, especially the Dextrose Monohydrate Transfusion Solution. In January 2009, the Chinese government announced its medical stimulus plan to spend a total of 850 billion RMB, or approximately $123 billion, by 2011 to provide universal primary medical services. This plan, together with the continuing economic growth in China, the rising purchasing power of China's domestic market, as well as public awareness of quality healthcare products, have increased demand for glucose, which is a basic and relatively low-cost healthcare product in clinics and hospitals.   We expect continued increase of demand of our glucose products.

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

Our glucose production facility passed GMP inspection and our facilities and many of our products are fully certified for GMP, IS09001,ISO22000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

Our sales network presently covers almost all provinces of Mainland China except the Tibet Autonomous Region.

For the three months ended September 30, 2011, we exported products to around 36 countries, with the Netherlands, Korea,and Thailand, being the leading purchasers. For the three months ended September 30, 2011, our international sales comprised approximately 18.93% of our total net sales.  During the same period in 2010, our international sales comprised approximately 17.27% of our total net sales.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the three months ended September 30, 2011, our top ten customers accounted for 38.81% of our total net sales.
Below is list of customers who account for more than 5% of our net sales.

Three months ended September 30, 2010
Customer Name	AR	Sales	%
Qingdao Shizhan Technology Co., Ltd	0	2,608,638	7.53%
Qingdao Century Longli International Trad Co., Ltd	0	2,047,744	5.91%
Shandong Kaixiang biological chemical Co., Ltd	0	1,900,797	5.49%
Shandong Xiwang food Co., Ltd	0	1,755,466	5.07%

Three months ended September 30, 2011
Customer Name	AR	Sales	%
Shandong Xinxinhai gain and cooking oil industry Co., Ltd	0	2,594,825	6.47%
K.F.P	0	2,254,890	5.62%

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following table shows our operating results for the three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Net Sales	$40,055,448	$34,644,572
Cost of Sales	36,670,401	28,625,215
Gross Profit	3,385,047	6,019,357
Selling, General and Administrative Expenses	2,152,615	2,579,804
Income From Operations	1,232,432	3,439,553
Other Income (Expense), Net	19,514	(1,119,012)
Income Before Provision For Income Taxes	1,251,946	2,320,541
Provision For Income Taxes	368,389	677,457
Net Income	$883,557	$1,643,084

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch to third parties, for the three months ended September 30, 2011 and 2010:

Products	Metric Tons Three months ended September 30, 2011	Metric Tons Three months ended September 30, 2010	Net Sales (%) Three months ended September 30, 2011	Net Sales (%) Three months ended September 30, 2010

Glucose–Sales	30,743	31,512	$17,859,223(44.59)%	$14,584,992(42.10)%

Cornstarch-Self use	36,768(57.31)%	37,779(54.09)%
Cornstarch-Sales	27,384(42.69)%	32,061(45.91)%	$11,575,360(28.90)%	$11,376,343(32.84)%

Total Cornstarch	64,152(100)%	69,840(100)%
Other Sales	27,449	28,200	$10,620,865(26.52)%	$8,683,237(25.06)%
Total Sales	85,576	91,773	$40,055,448(100)%	$34,644,572(100)%

Net sales for the three months ended September 30, 2011 were $40,055,448, an increase of $5,410,876, or 15.62%, compared with the same period in 2010. The increase in net sales primarily resulted from increased unit selling prices of our products. For the three months ended September 30, 2011 compared to the same period last year, the quantity of our glucose products sold decreased about 2.44%, while the average unit selling price of our glucose products increased about 18.86%. For the three months ended September 30, 2011 compared to the same period last year, the quantity of our cornstarch products sold decreased about 8.14%, while the average unit selling price of our cornstarch products increased about 11.72%. For the three months ended September 30, 2011 compared to the same period last year, the quantity of our other products sold decreased about 2.66%, while the average unit selling price of our other products increased about 21.67%. The increased unit selling prices are caused by the increased raw material cost during the quarter ended September 30, 2011 compared to the same period last year. The sales quantity was affected because the Company tried to maintain a certain gross profit while the corn prices increased.

Net sales from exports for the three months ended September 30, 2011 increased approximately 26.80% compared with the same period in 2010. The increase is mainly attributable to the increased unit sales prices due to increased corn prices for the three months ended September 30, 2011 compared to the same period last year.

Cost of sales for the three months ended September 30, 2011 was $36,670,401, an increase of $8,045,186, or 28.11%, compared with the same period in 2010. The increase in cost of sales was mainly due to increase in the price of corn, our main raw material.

Gross profit for the three months ended September 30, 2011 was $3,385,047, a decrease of $2,634,310, or 43.76%, compared with the same period in 2010. The decrease of gross profit is mainly because unit selling prices of our products did not increase as fast as the corn prices. Gross profit margin for the three months ended September 30, 2011 was 8.45%, a decrease from 17.37% for the same period in 2010. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 21.62% for the three months ended September 30, 2011 compared to the same period last year where the average selling prices did not increase much. The Company believes that the market is taking its time to respond to the increased corn prices and will reach a more profitable price level in the near future. At the same time, the Company believes that the Company’s actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, will benefit us in maintaining our profitability.

For the three months ended September 30, 2011, selling, general and administrative expenses were $2,152,615, a decrease of $427,189, or 16.56%, compared to $2,579,804 for the three months ended September 30, 2010. The selling, general, and administrative expenses remain stable as selling expenses increased due to increased sales while general and administrative expenses decreased mainly due to decreased bad debt allowance as a result of better collections this quarter. The Company incurred $6,900 and $100,176 non-cash stock option expenses for the three months ended September 30, 2011 and 2010, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the three months ended September 30, 2011 was $883,557, a decrease of $759,527 compared with $1,643,084 for the same period in 2010. The decrease in net income was primarily attributable to the decreased gross profit.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2011 was $14,146,831, an increase of 416.48%, or $18,616,840 from $4,470,009 provided by operating activities for the same period in 2010. The reasons of increased cash used in operating activities include less net income generated due to decreased gross profit caused by increased corn prices, more notes receivable received due to increased sales, more advances to suppliers for corn purchases to lock in lower corn prices, storage of more corns, and more payments made for accounts payable.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2011 was $1,272,779, an increase of $151,011 from $1,121,768 used in investing activities for the same period in 2010. The increase is due to increase in equity investment during the three months ended September 30, 2011 compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2011 was $14,946,426 compared with $4,237,636 used in financing activities for the same period in 2010, as the Company managed to pay part of its bank borrowings.  The increase is due to more borrowings from short term loan during the three months ended September 30, 2011 compared to the same period last year.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $63,478,176 and $48,094,740 short term bank loans outstanding as of September 30, 2011 and June 30, 2011, respectively. The loans were secured by Weifang Shengtai’s properties and accounts receivable. The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any loans.  In addition, Weifang Shengtai had $11,558,800 and $11,447,800 in short-term notes due to the banks as of September 30, 2011 and June 30, 2011, respectively.  These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

Weifang Shengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $0, as of September 30, 2011 and June 30, 2011, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $7,810,000, and $7,735,000 as of September 30, 2011 and June 30, 2011. Some unrelated third parties have guaranteed approximately $11,246,400 and $11,138,400 of our debt, as of September 30, 2011 and June 30, 2011, respectively.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Mr. Qingtai Liu, the Company’s Chief Executive Officer, and Mr. Yongqiang Wang, the Company’s current financial controller, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, mainly referring to our chief financial officer’s resignations during the last two years, the Company’s officers concluded that disclosure controls and procedures were not effective and was not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer in a manner that allowed for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

*
The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the
“Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)