Form 10-Q
period 2011-12-31
Shengtai Pharmaceutical, Inc.
filed 2012-02-14
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 10, 2012, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2011	2011
Assets
Current assets:
Cash & cash equivalents	$4,331,179	$4,051,349
Restricted cash	1,851,339	8,972,600
Accounts receivable, net of allowance for doubtful accounts of $1,241,419 and $1,506,470, respectively	8,963,530	8,580,973
Notes receivable	3,556,464	2,815,726
Other receivables	7,205,798	8,359,103
Inventories	17,488,039	13,016,399
Prepayments and other assets	445,240	2,296,982

Total current assets	43,841,589	48,093,131

Plant and equipment, net	82,106,021	77,029,157
Construction in progress	900,053	4,693,018
Equity investment	10,859,384	9,132,725
Advance for construction	727,804	2,039,929
Intangible assets, net	3,280,799	3,251,214
	$141,715,650	$144,239,174

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,285,530	$9,508,512
Accounts payable and accrued liabilities - related party	340,485	943,779
Notes payable - banks	277,339	11,447,800
Short term loans	62,947,502	48,094,740
Accrued liabilities	782,275	917,464
Other payable	1,614,868	2,642,598
Employee loans	294,841	261,938
Other payable - officer	36,831	36,285
Customer deposit	3,358,191	8,954,841
Taxes payable	1,457,659	1,809,093

Total current liabilities	80,395,521	84,617,050

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding	9,585	9,585
Additional paid-in capital	21,553,499	21,553,499
Statutory reserves	4,184,163	4,068,822
Retained earnings	26,851,955	26,148,801
Accumulated other comprehensive income	8,720,928	7,841,417

Total stockholders' equity	61,320,130	59,622,124

Total liabilities and stockholders' equity	$141,715,651	$144,239,174

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	$42,933,425	49,044,856	$82,988,873	$83,689,428
Cost of sales	38,892,394	$43,145,306	75,562,795	71,770,521
Gross profit	4,041,031	5,899,550	7,426,078	11,918,907

Selling, general and administrative expenses	3,026,462	2,103,390	5,179,077	4,683,194
Income from operations	1,014,569	3,796,160	2,247,001	7,235,713

Other income (expense):
Earnings on equity investment	32,977	144,244	306,890	231,133
Non-operating income	161,516	54,614	752,983	77,611
Non-operating expense	(6,244)	(94,803)	(13,725)	(201,852)
Interest expense and other charges	(1,391,266)	(427,576)	(2,234,377)	(1,550,692)
Interest income	139,465	70,770	144,191	72,036
Other income (expense), net	(1,063,552)	(252,751)	(1,044,038)	(1,371,764)

Income before provision for income taxes	(48,983)	3,543,409	1,202,963	5,863,949

Provision for income taxes	16,079	846,940	384,468	1,524,397
Net income	(65,062)	2,696,468	818,495	4,339,552

Other comprehensive items:
Foreign currency translation adjustments	405,636	763,135	879,511	1,591,681

Comprehensive income	$340,574	3,459,603	1,698,006	$5,931,233

(Loss) earnings per share (basic and diluted)	$(0.01)	$0.28	$0.09	$0.45

Weighted average number of shares (basic and diluted)	9,584,912	9,584,912	9,584,912	9,584,912

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$818,495	$4,339,552
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	3,866,186	3,560,415
Amortization	29,541	27,949
Bad debt (reduction) provision	(290,232)	851,731
Share based compensation to employees	-	183,480
Earnings on equity investment	(306,890)	(231,133)
Loss on equipment disposal	-	111,874
Change in operating assets and liabilities:
Accounts receivable	58,328	(5,357,856)
Notes receivable	(688,958)	1,450,732
Other receivables	1,273,594	(876,791)
Inventories	(4,294,968)	(5,111,530)
Prepayments and other assets	1,884,620	(308,910)
Accounts payable and accrued liabilities	(4,089,919)	3,881,847
Accounts payable and accrued liabilities - related party	(617,404)	788,967
Other payable	(1,069,555)	(746,316)
Customer deposit	(5,731,010)	3,342,622
Taxes payable	(381,549)	(786,417)

Net cash (used in) provided by operating activities	(9,539,722)	5,120,215

Cash flows from investing activities:
Increase in equity investment	(1,254,400)	-
Purchase plant and equipment	(1,221)	(1,204,598)
Additions to construction in progress	(78,432)	(5,059,744)
Advances for construction	1,342,590	1,037,108
Increase in land use right	(2,486)	-
Loan to related party - non-current	-	(851,731)

Net cash provided by (used in) investing activities	6,051	(6,078,966)

Cash flows from financing activities:
Decrease in restricted cash	7,121,261	12,916,104
Borrowings on notes payable - banks	1,844,282	-
Principal payments on notes payable - banks	(13,171,200)	(10,888,680)
Borrowings on short term loans	36,443,550	12,231,120
Principal payments on short term loans	(22,483,610)	(5,966,400)
Borrowings on employee loans	31,360
Principal payments on employee loans	(3,136)	(22,523)
Borrowings on long term loans	-	4,778,788
Payments on long term loans	-	(4,778,788)
Borrowings on third party loan	-	335,610
Payment on capital lease obligation	-	(5,732,806)

Net cash provided by financing activities	9,782,506	2,872,424

Effects of exchange rate change in cash	30,995	791,911
Increase in cash & cash equivalents	279,831	2,705,584

Cash & cash equivalents, beginning of year	4,051,349	4,121,543
Cash & cash equivalents, end of year	$4,331,179	$6,827,127

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$1,899,711	$1,361,124
Income taxes	$705,945	$1,672,926

Supplemental schedule of noncash investing and financing activities:
Decrease of other receivable for acquisition of plant and equipment	$20,651	$-
Transfers of construction in progress-related inventory to plant and equipment	$79,217	$-
Acquisition of plant and equipment on credit on account	$3,557,333	$-
Completion of construction-in-progress (transferred to plant and equipment)	$7,415,903	$575,344

The accompanying notes are an integral part of these consolidated financial statements.

 SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization principal activities

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

Note 2 – Accounting policies

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on October 7, 2011 with the U.S. Securities and Exchange Commission.

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

Recently issued accounting pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

Note 3 – Earnings (loss) per share

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

The components of basic and diluted earnings (loss) per share consisted of the following:

	Three months ended December 31,
	2011	2010

Net (loss) income for earnings per share	$(65,062)	$2,696,468
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
(Loss) earnings per share, basic and diluted:	$(0.01)	$0.28

	Six months ended December 31,
	2011	2010
Net income for earnings per share	$818,495	$4,339,552
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.09	$0.45

The Company’s warrants and stock options were not included in the calculation of diluted earnings per share for the three and six months ended December 31, 2011 and 2010 as the effect would be anti-dilutive.

Note 4 - Concentrations of risk

The Company's operations are conducted solely within the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the Chinese economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2011 and June 30, 2011, the Company’s bank balances with the banks and cash in hand in PRC amounted to $6,170,755 and $ 13,017,076, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

For the three and six months ended December 31, 2011 and 2010, there were no customers that individually comprised 10% or more of the Company’s total revenues.

The Company has one vendor, Dezhou No.5 Grain and Cooking Oil Warehouse that individually comprised 10% or more of the Company’s total purchase for the six months ended December 31, 2011.

There was no one vendor that individually comprised 10% or more of the Company’s total purchase for the three months ended December 31, 2011.

There was no one vendor that individually comprised 10% or more of the Company’s total purchase for the three and six months ended December 31, 2010.

For export sales, the Company frequently requires significant down payments or letter of credit from its customers prior to shipment. During the year, the Company maintained export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for Company’s revenues based on geographic area:

	Three months ended
	December 31
	2011	2010
Revenue
China	$35,419,626	$40,835,070
International	7,513,799	8,209,786
Total	$42,933,425	$49,044,856

	Six months ended
	December 31
	2011	2010
Revenue
China	$67,891,521	$69,498,700
International	15,097,352	14,190,728
Total	$82,988,873	$83,689,428

Note 5 - Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $1,851,339 and $8,972,600 as of December 31, 2011 and June 30, 2011, respectively.

Note 6 - Other receivables

Other receivables include receivables from unrelated parties for transactions other than sales.

The other receivables include Company's advances of $5,430,300 and $6,961,500 as of December 31, 2011 and June 30, 2011, respectively. These are advances to its purchasing department employees as purchase advances for corn purchases. This amount is 100% secured by the personal assets of Company’s CEO as the guarantee extended by him.

As of December 31, 2011, the other receivables balance includes a loan to an unrelated third party in the amount of $787,000. The loan is not guaranteed, interest free, and due on demand. The loan had been paid off in January 2012. The Company provided the loan to maintain long term business relationship.

The other receivables balance includes a loan to an unrelated third party in the amount of approximately $486,000 and $384,000 as of December 31, 2011 and June 30, 2011, respectively. The loan is not guaranteed, interest free, and due on demand. The Company provided the loan to maintain long term business relationship.

Note 7 - Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consisted of the following:

	December 31,	June 30,
	2011	2011
Raw materials	$4,830,062	$2,539,104
Work-in-progress	7,610,200	3,203,585
Finished goods	5,047,777	7,273,710
Total	$17,488,039	$13,016,399

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2011, the Company has determined that no reserves are necessary.

Note 8 - Prepayments and other assets

Prepayments and other assets mainly represent partial payments or deposits for inventory and equipment and other purchases and services. As of December 31, 2011, prepayments mainly represent partial payments or deposits for repairing parts, decorating fee, monitoring system, consulting services, gardening fee, and other fees.

Note 9 - Plant and equipment and construction-in-progress

Plant and equipment and construction-in-progress consisted of the following:

	December 31, 2011	June 30, 2011
Buildings	$39,212,124	$38,354,966
Machinery and equipment	77,612,526	69,170,960
Automobile	789,261	736,800
Electronic equipment	774,413	611,950
Construction-in-progress	900,053	4,693,018
Total	119,288,377	113,567,694
Accumulated depreciation and amortization	(36,282,303)	(31,845,519)
Plant and equipment, net and construction-in-progress	$83,006,074	$81,722,175

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended December 31, 2011 and 2010 amounted to $1,969,276 and $1,665,369, respectively. Depreciation expense for the six months ended December 31, 2011 and 2010 amounted to $3,866,186 and $3,560,415, respectively. Interest costs totaling $34,166 and $422,571 were capitalized into construction-in-progress for the three months ended December 31, 2011 and 2010, respectively. Interest costs totaling $115,215 and $422,571 were capitalized into construction-in-progress for the six months ended December 31, 2011 and 2010, respectively.

Note 10 - Equity investment

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of investmnent exists. On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, “Changle Paper,” and formed Changle Shengshi Redian Co., Ltd, "Changle Shengshi.”  Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle Paper for the use of their own production. Weifang Shengtai owns 20% of Changle Shengshi and the Company accounts for this 20% investment under the equity method of accounting.

Summarized financial information of Changle Shengshi is as follows:

	December 31,	June 30,
	2011	2011
Current assets	$62,040,201	$45,545,505
Non-current assets	75,957,810	71,950,385
Total assets	$137,998,011	$117,495,890

Current liabilities	$86,021,585	$63,492,149
Non-current liabilities	537,000	17,457,647
Stockholders' equity	51,439,426	36,546,094
Total liabilities and stockholders' equity	$137,998,011	$117,495,890

During the six months ended December 31, 2011, the Company increased investment in Changle Shengshi by 8,000,000 RMB (approximately $1.25 million). Changle Paper increased its investment proportionately, which resulted in the Company’s 20% investment in the investee.

Note 11 - Advance for construction

Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Note 12 - Intangible assets

Intangible assets consisted of the following:

	December 31, 2011	June 30, 2011
Land use rights	$3,688,288	$3,625,020
Less: accumulated amortization	(414,328)	(378,696)
Land use rights, net	3,273,961	3,246,324

Software	10,819	8,181
Less: accumulated amortization	(3,980)	(3,291)
Software, net	6,839	4,890
Total intangible assets, net	$3,280,799	$3,251,214

Intangible assets are primarily comprised of land use rights, which are pledged as collateral for certain bank loans. The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2011, the Company determined that there had been no impairment. For the three months ended December 31, 2011 and 2010, amortization expense for these intangible assets are amounted to $14,852 and $14,205, respectively. For the six months ended December 31, 2011 and 2010, amortization expense for these intangible assets are amounted to $29,541 and $27,949, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended December 31,	Amount
2012	$56,000
2013	56,000
2014	56,000
2015	56,000
2016	56,000
Thereafter	3,000,799
Total	$3,280,799

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

VAT on sales and VAT on purchases amounted to $5,642,608 and $5,809,887, respectively, for the three month ended December 31, 2011. VAT on sales and VAT on purchases amounted to $6,443,295 and $6,216,854, respectively, for the three months ended December 31, 2010. VAT on sales and VAT on purchases amounted to $11,027,206 and $11,688,765, respectively, for the six month ended December 31, 2011. VAT on sales and VAT on purchases amounted to $10,955,557 and $10,776,688, respectively, for the six months ended December 31, 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Note 14 - Notes payable

Notes payable represents arrangements with various banks for payments to suppliers ,which are normally due within one year. However, these notes can typically be renewed with the banks on an annual basis. As of December 31, 2011 and June 30, 2011, the Company’s notes payables consisted of the following:

	December 31, 2011	June 30, 2011
Weifang Bank, due from June 2011 to June 2012, 0.07% transaction fee, and restricted cash required 50% of loan amount, guaranteed by inventory pledge	$-	$4,950,400

Bank of China, due June 2012, 0.05% transaction fee, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party	277,339	3,094,000

Loan from Shenzhen Development Bank, due from March 2011 to September 2011, 0.05% transaction fee, and restricted cash required for 100% of loan amount, and guaranteed by an unrelated third party	-	3,403,400
Total	$277,339	$11,447,800

Note 15 - Short term loans

Short term loans represent amounts due to various banks that are normally due within one year. However, these loans can typically be renewed with the banks on an annual basis. As of December 31, 2011 and June 30, 2011, the Company’s short term bank loans consisted of the following:

	December 31, 2011	June 30, 2011
Loans from Bank of China, due various dates from January 2012 to May 2012; quarterly interest only payments; interest rates ranging from 5.679% to 6.603% per annum, guaranteed by an unrelated third party, unsecured	$18,245,902	$20,094,040

Loans from Industrial and Commercial Bank of China, due on various dates from January 2012 to September 2012; monthly interest only payments; interest rates ranging from 6.06% to 6.9536% per annum, guaranteed by an unrelated third party and certain collateral,unsecured	13,693,800	10,983,700

Loan from Agriculture Bank of China, due from September 2012 to November 2012; monthly interest only payments; interest rates ranging from 6.56% to 7.216% per annum, guaranteed by an unrelated third party, unsecured	6,296,000	4,641,000

Loan from Qingdao Bank, due June 2012, monthly interest only payments; interest rate of 6.116% per annum, guaranteed by an unrelated third party, unsecured	2,361,000	3,094,000

Loan from Shenzhen Development Bank, due March 2012, monthly interest only payments; interest rate of 6.06% per annum, guaranteed by an unrelated third party, unsecured	3,462,800	3,403,400

Loan from China Merchants Bank, due April 2012, monthly interest only payments; interest rate ranging from 6.1% to 7.93% per annum, secured by certain properties	1,574,000	3,094,000

Loan from Zhongxin Bank, due from January 2011 to October 2011, monthly interest only payments; interest rates ranging from 6.06% to 7.0902% per annum, guaranteed by an unrelated third party, unsecured	-	1,237,600

Loan from Bank of Communications, due August 2012, monthly interest only payments; interest rates ranging from 6.56% to 7.544% per annum, guaranteed by an unrelated third party, unsecured	4,722,000	-

Loan from China Construction Bank, due from January 2012 to Febuary 2012, monthly interest only payments; interest rate ranging from 6.1% to 7.137% per annum, guaranteed by certain collateral, unsecured	9,444,000	-

Loan from Minsheng Bank, due October 2012, monthly interest only payments; interest rates ranging from 6.56% to 8.528% per annum, guaranteed by an unrelated third party, unsecured	3,148,000	1,547,000
Total	$62,947,502	$48,094,740

Short term loan interest expenses, net of capitalized interest amounted to $1,733,922 and $1,664,461 for the three months ended December 31, 2011 and 2010, respectively. Short term loan interest expenses amounted to $1,743,213 and $1,674,159 for the six months ended December 31, 2011 and 2010, respectively.

Note 16 - Employee loans

From time to time, the Company borrows monies from certain employees for cash flow purposes. These loans accrue interest at 9.6%, do not require collateral, and the principal is due upon demand. Interest expense related to these loans were approximately $6,649 and $13,592 for the three months ended December 31, 2011 and 2010, respectively. Interest expense related to these loans were approximaetly $13,246 and $6,796 for the six months ended December 31, 2011 and 2010, respectively.

Note 17 - Income taxes

Our effective tax rates were approximately 32.0% and 26.0% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

Note 18 - Commitments and contingent liabilities

Guarantees

As of December 31, 2011, the Company had guaranteed loans on behalf of three unrelated parties. The Company is obligated to perform under the guarantee if those guarantee companies fail to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.29 million for those guarantee companies, including accrued interest. However, the guarantees given by the Company have been fully secured by their CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that those companies are current in their payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to unrelated parties as of December 31, 2011 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,722,000
Qingdao Shizhan Technology Co.,Ltd	1,574,000
Weifang Century-Light Industry Co.,Ltd	1,574,000
Total	$7,870,000

As of December 31, 2011, Weifang Century-Light Industry Co.,Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,610,800 and $4,722,000 for the Company, respectively.

Litigation

In the Company's ordinary course of business, the Company may be subject to certain legal proceedings.

Note 19 - Stockholders’ equity

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

Warrants

On May 15, 2007, in connection with the Share Purchase Agreement, the Company issued 2,187,500 warrants, "Investor Warrants,” which carry an exercise price of $5.20 and a 5-year term. The Investor Warrants are callable if the Company's shares trade at or above $16.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, a total of 97,403 warrants were exercised by three stockholders.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2010	2,199,473	2,199,473	$5.20	2.22

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2011	2,199,473	2,199,473	5.20	1.22

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2011	2,199,473	2,199,473	$5.20	0.72

Stock options

On January 4, 2008, the Company adopted the "Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” the "Stock Incentive Plan.” The Company believes that awards under the Stock Incentive Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of grant.

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

On June 1, 2010, the Company hired two directors, Mr. Yaojun Liu and Mr. Fei He. In the Employment Agreements entered into on June 1, 2010 between the Company and each director, the Company granted each director an option to purchase 40,000 shares of common stock of the Company. The shares vest over 3 years annually starting June 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share. The fair values of stock options granted to the two directors were estimated at the date of grant amounting $ 165,611 using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended June 30, 2011 and six months ended December 31, 2011:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	342,500	$5.95	$

Granted	80,000	5.20	160,000

Forfeited	(167,500)	5.35	-

Exercised	-	-	-

Outstanding, June 30, 2011	255,000	5.95	1,274,500

Granted	-	-	-

Forfeited	(40,000)	5.20	-

Exercised	-	-	-

Outstanding, December 31, 2011	215,000	$6.40	$1,174,400

Following is a summary of the status of options outstanding at December 31, 2011:

Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$6.40	215,000	6.47	$6.58	188,333

Compensation expense from stock options recognized for the three and six months ended December 31, 2011 were $0 and $0, respectively. Compensation expense from stock options recognized for the three and six months ended December 31, 2010 were $83,304 and $183,480, respectively. As of December 31, 2011, there is $18,401 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to stockholders. For the three months ended December 31, 2011 and 2010, the Company transferred $(4,824) and $457,319 to this reserve. For the six months ended December 31, 2011 and 2010, the Company transferred $115,341 and $457,319 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of December 31, 2011 the Company had appropriated to the statutory reserve approximately $4,200,000.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of December 31, 2011.

Note 21 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended December 31, 2011 and 2010, the Company made contributions in the amounts of $131,059 and $30,343, respectively, to the Company’s retirement plan. For the six months ended December 31, 2011 and 2010, the Company made contributions in the amounts of $272,431 and $169,006, respectively, to the Company’s retirement plan.

Note 22 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi. As of December 31, 2011 and June 30, 2011, the Company’s accounts payable due to Changle Shengshi was $340,485 and $943,779, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s transaction amounts with Changle Shengshi amounted to approximately $3,832,857 and $3,518,879 for the three months ended December 31, 2011 and 2010, respectively. The Company’s transaction amounts with Changle Shengshi amounted to approximately $7,267,830 and $7,170,278 for the six months ended December 31, 2011 and 2010, respectively.

From time to time, the Company borrows monies from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $36,831 and $36,285 as of December 31, 2011 and June 30, 2011, respectively. Interest expense related to this loan was approximately $650 and $0 for the three months ended December 31, 2011 and 2010, respectively. Interest expense related to this loan was approximately $1,300 and $0 for the six months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the other receivables includes Company's advances of $5,430,300 to its purchasing department employees as purchase advances for corn purchases. This amount is secured by the personal assets of CEO as per guarantee extended by him.

Note 23 - Subsequent events

In January 2012, the Company obtained a short term loan of $3,935,000 from China Construction Bank, due April 2012; monthly interest only payments; interest rates of 6.71% per annum, guaranteed by certain collateral, and unsecured.

In January 2012, the Company obtained a short term loan of $2,848,940 from Bank of China, due January 2013; quarterly interest only payments; interest rates of 6.888% per annum, guaranteed by certain collateral, and unsecured.

In January 2012, the Company obtained a short term loan of $1,574,000 from Bank of China, due January 2013; quarterly interest only payments; interest rates of 6.888% per annum, guaranteed by certain collateral, and unsecured.

In February 2012, the Company obtained a short loan of $944,400 from Industrial and Commercial Bank of China, due November 2012; monthly interest only payments; interest rates of 7.216% per annum, guaranteed by certain collateral, and unsecured.

In February 2012, the Company obtained a short loan of $944,400 from Industrial and Commercial Bank of China, due November 2012; monthly interest only payments; interest rates of 7.216% per annum, guaranteed by certain collateral, and unsecured.

In January 2012, the Company has paid back $1,888,800 short term loan from Industrial and Commercial Bank of China.

In January 2012, the Company has paid back $1,574,000 short term loan from Bank of China.

In January 2012, the Company has paid back $2,848,940 short term loan from Bank of China.

In January 2012, the Company has paid back $1,574,000 short term loan form China Construction Bank.

In February 2012, the Company has paid bach $3,746,434 short term loan from China Construction Bank.

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

Overview

We are, through our wholly owned subsidiary, Shengtai Holding Inc., and its wholly owned subsidiary in the People's Republic of China, the ("PRC”), WeifangShengtai Pharmaceutical Co., Ltd. (“WeifangShengtai”), a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose. We estimate that we have about over 30% market share in Mainland China. We also manufacture glucose, cornstarch and other products for the food and beverage industry.

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

During the six months ended December 31, 2011, we used internally 77,001 metric tons of corn starch to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $21.53 million and accounted for 25.94% of our total net sales for the six months ended December 31, 2011. Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Beginning September 2008, corn prices began decreasing due to large corn harvests. However, by July 2009, corn prices began to increase. This trend continued into fiscal year 2012. Corn prices for the twelve months ended December 31, 2011 were approximately 13.21% higher than the same period in 2010. Corn prices for the six months ended December 31, 2011 were approximately 17.14% higher than for the same period in 2010. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit.

The Chinese government has been improving its effort in controlling corn prices. We believe that these government efforts will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may have negative effects on our operations.

During the six months ended December 31, 2011, we sold a total of 67,234 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $39.10 million, or 47.12%of our net sales. During the three months ended December 31, 2011, we sold a total of 36,492 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $21.24 million, or 49.48% of our net sales.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, and protein power, which are used for pharmaceutical, food and beverages, and other production purposes. The net sales generated from these products were $11.74 and $22.36 million, and constituted approximately 27.34% and 26.94% of our total net sales for the three and six months ended December 31, 2011,respectively.

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

Our glucose production facility passed GMP inspection and our facilities and many of our products are fully certified for GMP, ISO9001,ISO22000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

Our sales network presently covers almost all provinces of Mainland China except the Tibet Autonomous Region.

For the six months ended December 31, 2011, we exported products to around 43 countries, with the Netherlands, Korea and Thailand, being the leading purchasers. For the six months ended December 31, 2011, our international sales comprised approximately 18.19% of our total net sales. During the same period in 2010, our international sales comprised approximately 16.96% of our total net sales. For the three months ended December 31, 2011, our international sales comprised approximately 17.50% of our total net sales. During the same period in 2010, our international sales comprised approximately 16.74% of our total net sales. Glucose, cornstarch, and other products occupies 50.09%, 0.00%, and 49.91% of the total exporting sales for the three months ended December 31, 2011, respectively. Glucose, cornstarch, and other products occupies 41.95%, 0.24%, and 57.81% of the total exporting sales for the six months ended December 31, 2011, respectively. Glucose, cornstarch, and other products occupies 75.58%, 0.19%, and 24.23% of the total exporting sales for the three months ended December 31, 2010, respectively. Glucose, cornstarch, and other products occupies 71.88%, 0.11%, and 28.01% of the total exporting sales for the six months ended December 31, 2010, respectively.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the six months ended December 31, 2011, our top ten customers accounted for 35.29% of our total net sales.For the three months ended December 31, 2011, our top ten customers accounted for 36.26% of our total net sales.

Below is list of customers who account for more than 5% of our net sales.

Six months ended December 31, 2011
Customer Name	Accounts Receivable (Advance from customer)	Sales	% Of Total Sales
K.F.P	(7,619)	4,425,257	5.33%

Three months ended December 31, 2011
Customer Name	Accounts Receivable (Advance From Customer)	Sales	% Of Total Sales
K.F.P	(7,619)	2,170,367	5.06%
Shandong Sanxing Corn Industry technolodyCo.,Ltd	611	2,176,890	5.07%

Results of Operations

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

The following table shows our operating results for the three months ended December 31, 2011 and 2010:

	Three months Ended December 31, 2011	Three months Ended December 31, 2010
Net Sales	$42,933,425	$49,044,856
Cost of Sales	38,892,394	43,145,306
Gross Profit	4,041,031	5,899,550
Selling, General and Administrative Expenses	3,026,462	2,103,390
Income From Operations	1,014,569	3,796,160
Other Income (Expense), Net	(1,063,552)	(252,751)
Income Before Provision For Income Taxes	(48,983)	3,543,409
Provision For Income Taxes	16,079	846,940
Net Income	$(65,062)	$2,696,468

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the three months ended December 31, 2011 and 2010:

Products	Metric Tons Three months ended December 31, 2011	Metric Tons Three months ended December 31, 2010	Net Sales (%) Three months ended December 31, 2011	Net Sales (%) Three months ended December 31, 2010

Glucose–Sales	36,492	40,811	$21,243,370(49.48)%	$20,252,164 (41.29)%

Cornstarch-Self use	40,233(63.42)%	35,854(45.01)%
Cornstarch-Sales	23,207(36.58)%	43,809(54.99)%	$9,951,313(23.18)%	$16,205,781 (33.04)%

Total Cornstarch	63,440(100)%	79,663(100)%
Other Sales	31,083	36,835	$11,738,741(27.34)%	$12,586,911 (25.67)%
Total Sales			$42,933,425(100)%	$49,044,856(100)%

Net sales for the three months ended December 31, 2011 were $42,933,425, a decrease of $6,111,431 or 12.46%, compared with the same period in 2010. The decrease in net sales primarily resulted from decreased sales quantities for the three months ended December 31, 2011, compared to the same period last year. For the three months ended December 31, 2011 compared to the same period last year, the quantity of our glucose products sold decreased about 10.58%, while the average unit selling price of our glucose products increased about 11.91%. For the three months ended December 31, 2011 compared to the same period last year, the quantity of our cornstarch products sold decreased about 47.03%, while the average unit selling price of our cornstarch products increased about 10.45%. For the three months ended December 31, 2011 compared to the same period last year, the quantity of our other products sold decreased about 15.62%, while the average unit selling price of our other products increased about 5.44%. The increased unit selling prices are caused by the increased raw material cost during the quarter ended December 31, 2011 compared to the same period last year. The sales quantity decreased mainly because the Company tried to maintain a certain gross profit while the corn prices increased.

Net sales from exports for the three months ended December 31, 2011 decreased approximately 8.48% compared with the same period in 2010. The decrease is mainly attributable to the decreased sales quantities offset by the increased unit sales ended December 31, 2011 compared to the same period last year. The increased unit price is related to the increased corn prices. The sales quantity decreased mainly because the Company tried to maintain a certain gross profit while the corn prices increased.

Cost of sales for the three months ended December 31, 2011 was $38,892,394, an decrease of $4,252,912 or 9.86%, compared with the same period in 2010. The decrease in cost of sales was mainly due to the decrease of sales offset by the increase in the price of corn, our main raw material.

Gross profit for the three months ended December 31, 2011 was $4,041,031, a decrease of $1,858,519 or 31.50%, compared with the same period in 2010. The decrease of gross profit is mainly because the unit selling prices of our products did not increase as fast as the corn prices. Gross profit margin for the three months ended December 31, 2011 was 9.41%, a decrease from 12.03% for the same period in 2010. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 17.71% for the three months ended December 31, 2011 compared to the same period last year whereas the average selling prices did not increase as much. The Company believes that the market is taking its time to respond to the increased corn prices and will reach a more profitable price level in the near future. At the same time, the Company believes that the Company’s actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, will benefit us in maintaining our profitability.

For the three months ended December 31, 2011, selling, general and administrative expenses were $3,026,462, an increase of $923,072 or 43.88%, compared to $2,103,390 for the three months ended December 31, 2010. The selling, general, and administrative expenses increased mainly due to increased shipping expenses caused by increased gas prices. The Company incurred $0 and $83,304 non-cash stock option expenses for the three months ended December 31,2011 and 2010, respectively. The option expenses are included in selling, general and administrative expenses.

Net loss(income) for the three months ended December 31, 2011 was $(65,062), a decrease of $2,761,530, compared with $2,696,468 for the same period in 2010. The decrease in net income was primarily attributable to the decreased gross profit and increased selling, general, and administrative expenses.

Six Months Ended December 31, 2011 Compared with Six Months Ended December 31, 2010

The following table shows our operating results for the six months ended December 31, 2011 and 2010:

	Six months Ended December 31, 2011	Six months Ended December 31, 2010
Net Sales	$82,988,873	$83,689,428
Cost of Sales	75,562,795	71,770,521
Gross Profit	7,426,078	11,918,907
Selling, General and Administrative Expenses	5,179,077	4,683,194
Income From Operations	2,247,001	7,235,713
Other Income (Expense), Net	(1,044,038)	(1,371,764)
Income Before Provision For Income Taxes	1,202,963	5,863,949
Provision For Income Taxes	384,468	1,524,397
Net Income	$818,495	$4,339,552

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the six months ended December 31, 2011 and 2010:

Products	Metric Tons Six months ended December 31, 2011	Metric Tons Six months ended December 31, 2010	Net Sales (%) Six months ended December 31, 2011	Net Sales (%) Six months ended December 31, 2010

Glucose–Sales	67,234	72,323	$39,102,593(47.12)%	$34,837,156 (41.63)%

Cornstarch-Self use	77,001(60.35)%	73,734(48.85)%
Cornstarch-Sales	50,591(39.65)%	77,202(51.15)%	$21,526,673(25.94)%	$28,170,845 (33.66)%

Total Cornstarch	127,592(100)%	150,936 (100)%
Other Sales	67,234	63,703	$22,359,606(26.94)%	$20,681,427 (24.71)%
Total Sales			$82,988,873(100)%	$83,689,428 (100)%

Net sales for the six months ended December 31, 2011 were $82,988,873, a decrease of $700,555 or 0.84%, compared with the same period in 2010. The decrease in net sales primarily resulted from decreased sales quantities for the six months ended December 31, 2011, compared to the same period last year. For the six months ended December 31, 2011 compared to the same period last year, the quantity of our glucose products sold decreased about 7.04%, while the average unit selling price of our glucose products increased about 14.86%. For the six months ended December 31, 2011 compared to the same period last year, the quantity of our cornstarch products sold decreased about 34.47%, while the average unit selling price of our cornstarch products increased about 10.93%. For the six months ended December 31, 2011 compared to the same period last year, the quantity of our other products sold decreased about 8.12%, while the average unit selling price of our other products increased about 12.00%. The increased unit selling prices are caused by the increased raw material cost during the quarter ended December 31, 2011 compared to the same period last year. The sales quantity was affected mainly because the Company tried to maintain a certain gross profit while the corn prices increased.

Net sales from exports for the six months ended December 31, 2011 increased approximately 6.39% compared with the same period in 2010. The increase is mainly attributable to the increased unit sales prices due to increased corn prices for the six months ended December 31, 2011 compared to the same period last year.

Cost of sales for the six months ended December 31, 2011 was $75,562,795 an increase of $3,792,274 , or 5.28%, compared with the same period in 2010. The increase in cost of sales was mainly due to increase in the price of corn, our main raw material.

Gross profit for the six months ended December 31, 2011 was $7,426,078, a decrease of $4,492,829 or 37.69%, compared with the same period in 2010. The decrease of gross profit is mainly because the unit selling prices of our products did not increase as fast as the corn prices. Gross profit margin for the six months ended December 31, 2011 was 8.95%, a decrease from 14.24% for the same period in 2010. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 17.14% for the six months ended December 31, 2011 compared to the same period last year where the average selling prices did not increase much. The Company believes that the market is taking its time to respond to the increased corn prices and will reach a more profitable price level in the near future. At the same time, the Company believes that the Company’s actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, will benefit us in maintaining our profitability.

For the six months ended December 31, 2011, selling, general and administrative expenses were $5,179,077, an increase of $495,883 or 10.59%, compared to $4,683,194 for the six months ended December 31, 2010. The selling, general, and administrative expenses increased mainly due to increased selling and general and administrative expenses caused by increased inventory loss. The Company incurred $0 and $183,480 non-cash stock option expenses for the six months ended December 31, 2011 and 2010, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the six months ended December 31, 2011 was $818,495, a decrease of $3,521,057, compared with $4,339,552 for the same period in 2010. The decrease in net income was primarily attributable to the decreased gross profit.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2011 was $9,539,722, an increase of 286.31%, or $14,659,937, compared with $5,120,215 provided by operating activities for the same period in 2010. The reasons for increased cash used in operating activities include less net income generated due to decreased gross profit caused by increased corn prices, more fulfillment for customer deposit, and more payments made to accounts payable, offset by more advances to employees for corn purchases to lock in lower corn prices, more accounts receivable collection, and storage of more corns.

Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2011 was $6,051, an increase of 100.10%, or $6,085,017, compared with $6,078,966 used in investing activities for the same period in 2010. The increase is due to less investment in progressing construction and an increase in equity investment during the six months ended December 31, 2011 compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2011 was $9,782,506, an increase of 240.57%, or $6,910,082, compared with $2,872,424 provided by financing activities for the same period in 2010. The increase is due to more borrowing from short term loans during the six months ended December 31, 2011 compared to the same period last year.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, WeifangShengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. WeifangShengtai had a total of $62,947,502 and $48,094,740 short term bank loans outstanding as of December 31, 2011 and June 30, 2011, respectively. The loans were secured by WeifangShengtai’s properties and accounts receivable. The terms of all these short term loans were all for one year. WeifangShengtai has never defaulted on any loans.  In addition, Weifang Shengtai had $277,339 and $11,447,800 in short-term notes due to the banks as of December 31, 2011 and June 30, 2011, respectively. These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

WeifangShengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $0, as of December 31, 2011 and June 30, 2011, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $7,870,000, and $7,735,000 as of December 31, 2011 and June 30, 2011. Some unrelated third parties have guaranteed approximately $11,332,800 and $11,138,400 of our debt, as of December 31, 2011 and June 30, 2011, respectively.

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

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. We allow our customers to return products only if our product is later determined by us to be ineffective. Based on our historical experience over the past six years, product returns have been insignificant throughout all of our product lines. Therefore, we do not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

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

Foreign currency translation

Our functional currency is Renminbi,(“RMB”) Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Mr. Qingtai Liu, the Company’s Chief Executive Officer, and Mr. Yongqiang Wang, the Company’s current financial controller, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”).  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, mainly referring to our chief financial officer’s resignations during the last two years, the Company’s officers concluded that disclosure controls and procedures were not effective and were not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer in a manner that allowed for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

Date: February 14, 2012

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)

