Form 10-K/A
period 2010-06-30
Shengtai Pharmaceutical, Inc.
filed 2012-04-09
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 –K/A

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐   Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act.

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

There were 19,169,805 shares of Common Stock, par value $0.001, issued and outstanding as of September 23, 2010 .

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

EXPLANATORY NOTE
PART III
Item 11.	Executive Compensation
Compensation Discussion and Analysis
Compensation Committee Report
Compensation Risk Assessment
Compensation Tables

PART IV
Item 15.	Exhibits, Financial Statement Schedules
INDEX TO EXHIBITS

EXPLANATORY NOTE TO 10K/A

The purposes of this Amendment No. 1 to the Annual Report on Form 10K/A for the fiscal year ended June 30, 2010 (the “Report”) of Shengtai Pharmaceuticals, Inc., a Nevada corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010 (the “Original Filing”), to: (1) amend Part III, Item 11 to revise the Summary Compensation Table and include disclosures on the decrease of base salaries of Mr. Qingtai Liu and Mr. Yongqiang Wang, and (2) update the Exhibit Index and file Exhibits 10.5, 10.6 and 10.7. All other information contained in the Report remains unchanged.

Except for the amendments described above, the information in this Amendment No. 1 has not been updated to reflect events that occurred after September 28, 2010, the filing date of the Original Filing. Accordingly, this Amendment No.1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

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

Name and Principal Position	Year	Salary($)	Bonus($)	StockAwards($)	Option Awards($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($ )	All Other Compensation ($)	Total ($)

Qingtai Liu (1)	2010	107,676	—	—	—	—	—	—	107,676
	2009	120,000	—	—	—	—	—	—	120,000

Ye Hu (2)	2010	48,831	—	—	46,303	—	—	—	95,134
	2009	—	—	—	—	—	—	—	—

Yiru Shi (3)	2010	57,000	—	—	—	—	—	—	57,000
	2009	108,000	—	—	—	—	—	—	108,000

Yongqiang Wang (4)	2010	68,521	—	—	—	—	—	—	68,521
	2009	—	—	—	—	—	—	—	—

(1)	Chairman and Chief Executive Officer (Principal Executive Officer).
(2)	Mr. Hu Ye joined us as our Chief Financial Officer in March 2010.

In order to provide additional cash flow to the Company for its operations, both Mr. Liu and Mr. Wang agreed to reduce their salaries to $107,676 and $68,521, respectively, for fiscal year 2010. Messrs Liu and Wang signed addendums to their respective employment agreements to memorialize this agreement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

SHENGTAI PHARMACEUTICAL, INC.
(Registrant)

Date: April 9, 2012	By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive Officer) and Director	April 9, 2012
Qingtai Liu

/s/ Yongqiang Wang	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), and Director	April 9, 2012
Yongqiang Wang

/s/ Yaojun Liu	Director	April 9, 2012
Yaojun Liu

/s/ Tao Jin	Director	April 9, 2012
Tao Jin

/s/ Lawrence Lee	Director	April 9, 2012
Lawrence Lee

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312]

3.2	Bylaws of the registrant. [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312]

4.1	Form of Warrants to Investors. [incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers. [incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

10.3	Research and Development Agreement between Hebei University and Technology of the Company, dated December 8, 2010. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312].

10.4	Employment Agreement between the Company and Qingtai Liu, dated July 8 th , 2009 [incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312].

10.5	Employment Agreement between the Company and Yongqiang Wang, dated September 1st , 2009*

10.6	2010 Addendum between the Company and Qingtai Liu, dated June 30, 2010 *

10.7	2010 Addendum between the Company and Yongqiang Wang, dated June 30, 2010 *

16.1	Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP. [incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312]

21.1	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312]

23.1	Consent of Kabani & Company, Inc [incorporated by reference to Exhibit 23.1 to the registrant’s Form 10-K filed on September 28, 2010 in commission file number 000-51312]

23.1	Consent of Frazer Frost, LLP [incorporated by reference to Exhibit 23.1 to the registrant’s Form 10-K filed on September 28, 2010 in commission file number 000-51312]

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

