Form 10-K/A
period 2011-06-30
Shengtai Pharmaceutical, Inc.
filed 2012-04-09
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10 –K/A

Amendment No. 1

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

Note.— If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

EXPLANATORY NOTE
PART III
Item 11.	Executive Compensation	1
	Compensation Discussion and Analysis	1
	Compensation Committee Report
	Compensation Risk Assessment
	Compensation Tables

PART IV
Item 15.	Exhibits, Financial Statement Schedules	5
INDEX TO EXHIBITS		7

EXPLANATORY NOTE TO 10K/A

The purposes of this Amendment No. 1 to the Annual Report on Form 10K/A for the fiscal year ended June 30, 2011 (the “Report”) of Shengtai Pharmaceuticals, Inc., a Nevada corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2011 (the “Original Filing”), to: (1) amend Part III, Item 11 to revise the Summary Compensation Table and include disclosures on the decrease of base salaries of Mr. Qingtai Liu and Mr. Yongqiang Wang, and (2) update the Exhibit Index and file Exhibits 10.8 and 10.9. All other information contained in the Report remains unchanged.

Except for the amendments described above, the information in this Amendment No. 1 has not been updated to reflect events that occurred after October 7, 2011, the filing date of the Original Filing. Accordingly, this Amendment No.1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Qintai Liu	2011	18,564	—	—	—	—	—	—	18,564
Chairman & Chief
Executive	2010	107,676	—	—	—	—	—	—	107,676
Officer

Hu Ye
Chief	2011	36,976	—	—	35,206	—	—	—	72,182
Financial
Officer (1)	2010	48,831	—	—	46,303	—	—	—	95,134

Yongqiang Wang
Chief	2011	13,923	—	—		—	—	—	13,923
Financial
Officer (2)	2010	68,521	—	—	—	—	—	—	68,521

(1)	Mr. Hu Ye resigned as our Chief Financial Officer on December 1, 2010.
(2)	Mr. Yongqiang Wang was appointed as Chief Financial Officer on December 1, 2010.

In 2011 fiscal year, the base salaries of Messrs. Liu and Wang were decreased to provide additional cash flow for the Company so that it could lock in lower prices of raw materials due to inflation in China. Messrs. Liu and Wang agreed to reduce their salaries to $18,564 and $13,923, respectively, for fiscal year 2011 and executed addendums to their Employment Agreements to this effect (“2011 Addendums”).

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

4

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Signature	Title	Date

/s/ Qingtai Liu	Chief Executive Officer (Principal Executive Officer) and Director	April 9, 2012
Qingtai Liu

/s/ Yongqiang Wang	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), and Director	April 9, 2012
Yongqiang Wang

/s/ Yaojun Liu	Director	April 9, 2012
Yaojun Liu

/s/ Tao Jin	Director	April 9, 2012
Tao Jin

/s/ Lawrence Lee	Director	April 9, 2012
Lawrence Lee

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

3.2	Certificate of Amendment filed with Secretary of State of Delaware on November 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 2010).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

4.1	Form of Warrants to Investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312) .

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.3	Research and Development Agreement between Hebei University and Technology of the Company, dated December 8, 2010. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.4	Employment Agreement between the Company and Qingtai Liu, dated July 8 th , 2009 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.5	Employment Agreement between the Company and Yongqiang Wang, dated September 1st , 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.6	2010 Addendum between the Company and Qingtai Liu, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.7	2010 Addendum between the Company and Yongqiang Wang, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.8	2011 Addendum between the Company and Qingtai Liu, dated June 30, 2011*

10.9	2011 Addendum between the Company and Yongqiang Wang, dated June 30, 2011*

16.1	Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

