Form 10-Q
period 2012-03-31
Shengtai Pharmaceutical, Inc.
filed 2012-05-15
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$7,375,864	$4,051,349
Restricted cash	11,988,029	8,972,600
Accounts receivable, net of allowance for doubtful accounts of $1,889,215 and $1,506,470,respectively	9,021,416	8,580,973
Notes receivable	1,847,695	2,815,726
Other receivables	1,867,222	8,359,103
Inventories	26,500,466	13,016,399
Prepayments and other assets	1,475,820	2,296,982
Total current assets	60,076,513	48,093,131

PLANT AND EQUIPMENT, net	80,824,243	77,029,157

CONSTRUCTION IN PROGRESS	1,379,440	4,693,018

EQUITY INVESTMENT	11,207,770	9,132,725

ADVANCE FOR CONSTRUCTION	794,625	2,039,929

INTANGIBLE ASSETS, NET	3,286,698	3,251,214

Total assets	$157,569,289	$144,239,174

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,565,770	$9,508,512
Accounts payable and accrued liabilities - related party	969,128	943,779
Notes payable - banks	16,740,029	11,447,800
Short term bank loans	60,922,211	48,094,740
Accrued liabilities	471,441	917,464
Other payable	1,680,144	2,642,598
Employee loans	295,130	261,938
Other payable - officer	37,033	36,285
Customer deposit	5,181,193	8,954,841
Taxes payable	1,537,280	1,809,093
Total current liabilities	95,399,357	84,617,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding	9,585	9,585
Additional paid-in capital	21,917,499	21,553,499
Statutory reserves	4,200,399	4,068,822
Retained earnings	26,933,971	26,148,801
Accumulated other comprehensive income	9,108,476	7,841,417
Total stockholders' equity	62,169,931	59,622,124

Total liabilities and stockholders' equity	$157,569,289	$144,239,174

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED MARCH 31		NINE MONTHS ENDED MARCH 31
	2012	2011	2012	2011

NET SALES	$39,803,608	$41,686,161	$122,792,481	$125,375,589

COST OF SALES	34,371,199	35,258,900	109,933,994	107,029,421

GROSS PROFIT	5,432,409	6,427,261	12,858,487	18,346,168

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,321,269	2,491,968	8,500,346	7,175,162

INCOME FROM OPERATIONS	2,111,140	3,935,292	4,358,141	11,171,005

OTHER INCOME (EXPENSE) :
Earnings on equity investment	279,176	145,111	586,067	376,244
Non-operating income	9,721	18,344	762,704	95,955
Non-operating expense	(42,230)	(74,914)	(55,955)	(276,766)
Interest expense and other charges	(2,214,124)	(785,351)	(4,448,501)	(2,336,043)
Interest income	8,692	4,682	152,883	76,716
Other income (expense) , net	(1,958,765)	(692,129)	(3,002,802)	(2,063,895)

INCOME BEFORE PROVISION FOR INCOME TAXES	152,375	3,243,164	1,355,338	9,107,111

PROVISION FOR INCOME TAXES	54,122	937,985	438,591	2,462,382

NET INCOME	98,253	2,305,177	916,748	6,644,729

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	387,548	153,180	1,267,059	1,744,861

COMPREHENSIVE INCOME	$485,801	$2,458,357	2,183,807	$8,389,590

EARNINGS PER SHARE
Basic and diluted	$0.01	$0.24	$0.10	$0.69

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	9,584,912	9,584,912	9,584,912	9,584,912

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED MARCH 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$916,748	$6,644,729
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	5,975,092	5,336,701
Amortization	44,533	42,103
Bad debt (reduction) provision	344,745	1,031,396
Share based compensation to employees	-	183,480
Earnings on equity investment	(586,067)	(376,244)
Loss on equipment disposal	-	112,354
Change in operating assets and liabilities:
Accounts receivable	(578,618)	(3,089,170)
Notes receivable	1,029,493	580
Other receivables	6,630,677	333,225
Inventories	(13,198,821)	(2,037,695)
Prepayments and other assets	871,121	(3,816,540)
Accounts payable and accrued liabilities	(6,540,386)	(4,766,881)
Accounts payable and accrued liabilities - related party	(2,172)	804,432
Other payable	(1,019,554)	(328,935)
Customer deposit	(3,965,165)	2,358,568
Taxes payable	(313,292)	139,180
Net cash (used in) provided by operating activities	(10,391,666)	2,571,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(1,260,000)	-
Purchase plant and equipment	(1,227)	(778,845)
Additions to construction in progress	(93,605)	(3,854,359)
Increase in land use right	(2,497)	-
Advances for construction	1,286,740	-
Loan to related party - non-current	-	(855,385)
Net cash used in investing activities	(70,589)	(5,488,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	(3,015,429)	10,164,504
Borrowings on notes payable - banks	16,644,915	7,340,200
Principal payments on notes payable - banks	(11,655,000)	(16,178,400)
Borrowings on short term bank loans	67,428,994	(14,186,060)
Principal payments on short term loans	(55,818,165)	18,979,660
Borrowings on employee loans	31,500	106,733
Principal payments on employee loans	(4,725)	(234,615)
Borrowings on long term loans	-	4,799,292
Payments on long term loans	-	(4,799,292)
Payment on capital lease obligation	-	(5,757,404)

Net cash provided by financing activities	13,612,090	234,617

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	174,680	797,971

INCREASE DECREASE IN CASH & CASH EQUIVALENTS	3,324,516	(1,884,719)

CASH & CASH EQUIVALENTS, beginning of year	4,051,349	4,121,541

CASH & CASH EQUIVALENTS, end of year	$7,375,864	$2,236,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$3,267,775	$1,409,316
Income taxes paid	$714,177	$1,719,891

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease of other receivable for acquisition of plant and equipment	$23,108	$-
Transfers of construction in progress-related inventory to plant and equipment	$225,548	$-
Acquisition of plant and equipment on credit on account	$4,278,025	$-
Non-cash long term prepayment transferring into construction in progress	-	2,374,374
Completion of construction-in-progress (transferred to plant and equipment)	$7,737,709	$2,617,116

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

Note 3 – Earnings per share

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

The components of basic and diluted earnings per share consisted of the following:

	Three months ended March 31,
	2012	2011

Net income for earnings per share	$98,253	$2,305,177
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.01	$0.24

	Nine months ended March 31,
	2012	2011
Net income for earnings per share	$916,748	$6,644,729
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.10	$0.69

The Company’s warrants and stock options were not included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2012 and 2011 as the effect would be anti-dilutive.

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

The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2012 and June 30, 2011, the Company’s bank balances with the banks and cash in hand in PRC amounted to $19,361,089 and $13,017,076, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

For the nine months ended March 31, 2012 and 2011, there were no customers that individually comprised 10% or more of the Company’s total revenues.

There was one customer,Weifang Century-light Industry Co.,Ltd. that individually comprised 10.51% or $4,183,028 of the Company’s total revenues for the three months ended March 31, 2012.

For the three and nine months ended March 31, 2011, there were no customers that individually comprised 10% or more of the Company’s total revenues.

There were no one vendor that individually comprised 10% or more of the Company’s total purchase for the three and nine months ended March 31, 2012 and 2011, respectively

For export sales, the Company frequently requires significant down payments or letter of credit from its customers prior to shipment. During the year, the Company maintained export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for Company’s revenues based on geographic area:

	Three months ended
	March 31
	2012	2011
Revenue
China	$33,198,462	$30,296,415
International	6,605,146	11,389,746
Total	$39,803,608	$41,686,161

	Nine months ended
	March 31
	2012	2011
Revenue
China	$101,089,984	$99,795,115
International	21,702,497	25,580,474
Total	$122,792,481	$125,375,589

Note 5 - Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $11,988,029 and $8,972,600 as of March 31, 2012 and June 30, 2011, respectively.

Note 6 - Other receivables

Other receivables include receivables from unrelated parties for transactions other than sales. Other receivables amounted to $1,867,222 and $8,359,103 as of March 31, 2012 and June 30, 2011, respectively.

The other receivables include Company's advances to employees to purchase corn of $982,080 and $6,961,500 as of March 31,2012 and June 30, 2011, respectively. These are advances to its purchasing department employees as purchase advances for corn purchases. This amount is 100% secured by the personal assets of Company’s CEO as the guarantee extended by him.

As of March 31, 2012, the other receivables balance includes a loan to unrelated third party in the amount of $316,800. The loan will be returned in July bearing interest rate of 0.15% per month.

Note 7 - Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consisted of the following:

	March 31,	June 30,
	2012	2011
Raw materials	$3,302,545	$2,539,104
Work-in-progress	11,465,543	3,203,585
Finished goods	11,732,378	7,273,710
Total	$26,500,466	$13,016,399

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2012, the Company has determined that no reserves are necessary.

Note 8 - Prepayments and other assets

Prepayments and other assets mainly represent partial payments or deposits for inventory and equipment and other purchases and services. As of March 31, 2012, prepayments mainly represent partial payments or deposits for repairing parts, decorating fee, monitoring system, consulting services, gardening fee, and other fees.

Note 9 - Plant and equipment and construction-in-progress

Plant and equipment and construction-in-progress consisted of the following:

	March 31, 2012	June 30, 2011
Buildings	$39,480,714	$38,354,966
Machinery and equipment	78,366,555	69,170,960
Automobile	804,277	736,800
Electronic equipment	789,109	611,950
Construction-in-progress	1,379,440	4,693,018
Total	120,820,095	113,567,694
Accumulated depreciation and amortization	(38,616,412)	(31,845,519)
Plant and equipment, net and construction-in-progress	$82,203,683	$81,722,175

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $2,108,906 and $1,776,286, respectively. Depreciation expense for the nine months ended March 31, 2012 and 2011 amounted to $5,975,092 and $5,336,701, respectively. Interest costs totaling $17,903 and $252,909 were capitalized into construction-in-progress for the three months ended March 31, 2012 and 2011, respectively. Interest costs totaling $133,118 and $675,480 were capitalized into construction-in-progress for the nine months ended March 31, 2012 and 2011, respectively.

Note 10 - Equity investment

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of investment exists. On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, “Changle Paper,” and formed Changle Shengshi Redian Co., Ltd, "Changle Shengshi.”  Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle Paper for the use of their own production. Weifang Shengtai owns 20% of Changle Shengshi and the Company accounts for this 20% investment under the equity method of accounting.

Summarized financial information of Changle Shengshi is as follows:

	March 31,	June 30,
	2012	2011
Current assets	$62,650,529	$45,545,505
Non-current assets	77,556,260	71,950,385
Total assets	$140,206,789	$117,495,890

Current liabilities	$86,258,590	$63,492,149
Non-current liabilities	519,843	17,457,647
Stockholders' equity	53,428,356	36,546,094
Total liabilities and stockholders' equity	$140,206,789	$117,495,890

During the nine months ended March 31, 2012, the Company increased investment in Changle Shengshi by 8,000,000 RMB (approximately $1.27 million). Changle Paper increased its investment proportionately, which resulted in the Company’s 20% investment in the investee.

Note 11 - Advance for construction

Advances amounted to $794,625 and $2,039,929 as of March 31, 2012 and June 30 2011, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Note 12 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2012	June 30, 2011
Land use rights	$3,711,721	$3,625,020
Less: accumulated amortization	(431,563)	(378,696)
Land use rights, net	3,280,158	3,246,324

Software	10,888	8,181
Less: accumulated amortization	(4,347)	(3,291)
Software, net	6,540	4,890
Total intangible assets, net	$3,286,698	$3,251,214

Intangible assets are primarily comprised of land use rights, which are pledged as collateral for certain bank loans. The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2012, the Company determined that there had been no impairment. For the three months ended March 31,2012 and 2011, amortization expenses for these intangible assets are amounted to $14,992 and $14,154, respectively. For the nine months ended March 31,2012 and 2011, amortization expenses for these intangible assets are amounted to $44,533 and $42,103, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended March 31,	Amount
2012	$56,000
2013	56,000
2014	56,000
2015	56,000
2016	56,000
Thereafter	3,006,698
Total	$3,286,698

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

VAT on sales and VAT on purchases amounted to $10,158,980 and $11,398,566, respectively, for the three month ended March 31, 2012. VAT on sales and VAT on purchases amounted to $ 4,963,530 and $5,237,092, respectively, for the three months ended March 31, 2011. VAT on sales and VAT on purchases amounted to $ 21,235,227 and $23,139,314, respectively, for the nine month ended March 31, 2012. VAT on sales and VAT on purchases amounted to $ 15,919,087 and $16,013,780, respectively, for the nine months ended March 31, 2011. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Note 14 - Notes payable

Notes payable represents arrangements with various banks for payments to suppliers, which are normally due within one year. However, these notes can typically be renewed with the banks on an annual basis. As of March 31,2012 and June 30, 2011, the Company’s notes payables consisted of the following:

	March 31,	June 30,
	2012	2011
Bank of China, due various dates form June 2012 to August 2012, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	$3,877,949	$3,094,000

Sheng Development Bank, due September 2012, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	3,168,000	3,403,400

Weifang Bank, due August 2012, and restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	6,336,000	4,950,400

China Merchants Bank, due July 2012, and restricted cash required 100% of loan amount, guaranteed by an unrelated third party.	190,080	-

Zhongxin Bank, due September 2012, and restricted cash required 50% of loan amount, guaranteed by an unrelated third party.	3,168,000	-

Total	$16,740,029	$11,447,800

Note 15 - Short term bank loans

Short term bank loans represent amounts due to various banks that are normally due within one year. However, these loans can typically be renewed with the banks on an annual basis. As of March 31, 2012 and June 30, 2011, the Company’s short term bank loans consisted of the following:

	March31, 2012	June 30, 2011
Loans from Bank of China, due various dates from April 2012 to February 2013; quarterly interest only payments; interest rates ranging from 6.56% to 7.544% per annum, guaranteed by an unrelated third party, unsecured.	$16,728,611	$20,094,040

Loans from Industrial and Commercial Bank of China, due various dates from September 2012 to January 2013; monthly interest only payments; interest rates ranging from 6.56% to 7.216% per annum, guaranteed by an unrelated third party and certain collateral, unsecured.	9,028,800	10,983,700

Loan from Agriculture Bank of China, due from September 2012 to November 2012; monthly interest only payments; interest rates ranging from 6.56% to 7.22% per annum, guaranteed by an unrelated third party, unsecured.	6,336,000	4,641,000

Loan from Qingdao Bank, due June 2012, monthly interest only payments; interest rates ranging from 6.56% to 7.544% per annum, guaranteed by an unrelated third party, unsecured.	2,376,000	3,094,000

Loan from Shenzhen Development Bank, due September 2012, monthly interest only payments; interest rate of 6.06% per annum, guaranteed by an unrelated third party, unsecured.	3,484,800	3,403,400

Loan from China Merchants Bank, due April 2012, monthly interest only payments; interest rate ranging from 6.1% to 7.93% per annum, secured by certain properties.	1,584,000	3,094,000

Loan from Zhongxin Bank, due March 2013, monthly interest only payments; interest rate ranging from 6.56% to 7.872% per annum, guaranteed by certain collateral, unsecured	1,584,000	1,237,600

Loan from Bank of Communications, due August 2012, monthly interest only payments; interest rates ranging from 6.56% to 7.544% per annum, guaranteed by an unrelated third party, unsecured	4,752,000	-

Loan from China Construction Bank, due from April 2012 to August 2012, monthly interest only payments; interest rate ranging from 6.1% to 7.32% per annum, guaranteed by certain collateral, unsecured	11,880,000	-

Loan from Minsheng Bank, due October 2012, monthly interest only payments; interest rates ranging from 6.56% to 8.528% per annum, guaranteed by an unrelated third party, unsecured	3,168,000	1,547,000
Total	$60,922,211	$48,094,740

Short term bank loan interest expenses, net of capitalized interest amounted to $1,762,443 and $555,318 for the three months ended March 31,2012 and 2011, respectively. Short term bank loan interest expenses amounted to $3,505,656 and $2,229,477 for the nine months ended March 31, 2012 and 2011, respectively.

Note 16 - Employee loans

From time to time, the Company borrows money from certain employees for cash flow purposes. These loans accrue interest at 9.6%, do not require collateral, and the principal is due upon demand. Interest expense related to these loans were approximately $7,413 and $6,543 for the three months ended March 31, 2012 and 2011, respectively. Interest expense related to these loans were approximately $20,659 and $20,135 for the nine months ended March 31, 2012 and 2011, respectively.

Note 17 - Income taxes

Our effective tax rates were approximately 25.51% and 27.04% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

Note 18 - Commitments and contingent liabilities

Guarantees

As of March 31, 2012, the Company had guaranteed loans on behalf of three unrelated parties. The Company is obligated to perform under the guarantee if those guarantee companies fail to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.34 million for those guarantee companies, including accrued interest. However, the guarantees given by the Company have been fully secured by their CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that those companies are current in their payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to unrelated parties as of March 31, 2012 are as follows:

Short Term
Company	Bank Loans

Yuanli Chemical Engineering Inc.	$4,752,000
Qingdao Shizhan Technology Co., Ltd	1,584,000
Weifang Century-Light Industry Co., Ltd	1,584,000
Total	$7,920,000

As of March 31, 2012, Weifang Century-Light Industry Co., Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,652,800 and $4,752,000 for the Company, respectively.

Litigation

In April 2012, several law firms announced investigation of the Company in connection with the receipt of a going private proposal from Chairman and Chief Executive Officer Mr. Liu to acquire common stock at $1.65 per share in cash. To the best of our knowledge, no actions have been filed against the Company or its current officers and directors as of the date of this quarterly report.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2010	2,199,473	2,199,473	$5.20	2.22

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2011	2,199,473	2,199,473	5.20	1.22

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31,2012	2,199,473	2,199,473	$5.20	0.25

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

On June 1, 2010, the Company hired two directors, Mr. Yaojun Liu and Mr. Fei He. In the Employment Agreements entered into on June 1, 2010 between the Company and each director, the Company granted each director an option to purchase 40,000 shares of common stock of the Company. The shares vest over 3 years annually starting June 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share. The fair values of stock options granted to the two directors were estimated at the date of grant amounting $165,611 using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended June 30, 2011 and nine months ended March 31, 2012:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	342,500	$5.95	$

Granted	80,000	5.20	160,000

Forfeited	(167,500)	5.35	-

Exercised	-	-	-

Outstanding, June 30, 2011	255,000	5.95	1,274,500

Granted	-	-	-

Forfeited	(40,000)	5.20	-

Exercised	-	-	-

Outstanding, March 31,2012	215,000	$6.40	$1,118,500

Following is a summary of the status of options outstanding at March 31, 2012:

Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options
$6.40	215,000	4.29	$6.58	188,333

Compensation expense from stock options recognized for the three and nine months ended March 31,2012 were $0 and $0, respectively. Compensation expense from stock options recognized for the three and nine months ended March 31, 2011 were $0 and $183,480, respectively. As of March 31, 2012, there is $55,204 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

Reversal of officer's compensation

The Company's CEO agreed to give up his accrued salaries of $210,000 since April 2010. And the Company's CFO agreed to give up his accrued salaries of $154,000 since March 2010. The total accrued salaries amounting to $364,000 was reversed by increasing additional paid in capital.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to stockholders. For the three months ended March 31, 2012 and 2011, the Company transferred $16,236 and $297,206 to this reserve. For the nine months ended March 31, 2012 and 2011, the Company transferred $131,577 and $754,525 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of March 31, 2012 the Company had appropriated to the statutory reserve approximately $4,200,000.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of March 31, 2012.

Note 21 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended March 31, 2012 and 2011, the Company made contributions in the amounts of $128,378 and $107,032, respectively, to the Company’s retirement plan. For the nine months ended March 31, 2012 and 2011, the Company made contributions in the amounts of $403,242 and $276,038, respectively, to the Company’s retirement plan.

Note 22 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi. As of March 31, 2012 and June 30, 2011, the Company’s accounts payable due to Changle Shengshi was $969,128 and $943,779, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s transaction amounts with Changle Shengshi amounted to approximately $4,293,313 and $4,121,249 for the three months ended March 31, 2012 and 2011, respectively. The Company’s transaction amounts with Changle Shengshi amounted to approximately $11,626,034 and $11,291,527 for the nine months ended March 31, 2012 and 2011, respectively.

From time to time, the Company borrows money from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first nine months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $37,033 and $36,285 as of March 31, 2012 and June 30, 2011, respectively. Interest expense related to this loan was approximately $700 and $0 for the three months ended March 31, 2012 and 2011, respectively. Interest expense related to this loan was approximately $2,000 and $0 for the nine months ended March 31,2012 and 2011, respectively.

As of March 31, 2012, the other receivable includes Company's advances of $982,080 to its purchasing department employees as purchase advances for corn purchases. This amount is secured by the personal assets of CEO as per guarantee extended by him.

Reversal of officer's compensation

The Company's CEO agreed to give up his accrued salaries of $210,000 since April 2010. And the Company's CFO agreed to give up his accrued salaries of $154,000 since March 2010. The total accrued salaries amounting to $364,000 was reversed against additional paid in capital.

Note 23 - Subsequent events

In April 2012, the Company obtained a short term bank loan of $3,326,400 from Industrial and Commercial Bank of China, due January 2013; monthly interest only payments; interest rates of 7.216% per annum, guaranteed by certain collateral, and unsecured.

In April 2012, the Company obtained a short term bank loan of $3,326,400 from China Construction Bank, due March 2013; monthly interest only payments; interest rates of 6.56% per annum, guaranteed by certain collateral, and unsecured.

In April 2012, the Company obtained a short term bank loan of $3,960,000 from China Construction Bank, due October 2012; monthly interest only payments; interest rates of 6.71% per annum, guaranteed by certain collateral, and unsecured.

In April 2012, the Company obtained a short term bank loan of $6,652,800 from Bank of China, due October 2012; quarterly interest only payments; interest rates of 6.10% per annum, guaranteed by certain collateral, and unsecured.

In April 2012, the Company obtained a short term bank loan $3,168,000 from China Merchants Bank, due April 2013; monthly interest only payments; interest rates ranging from 6.56% to 7.544% per annum, guaranteed by certain collateral, and unsecured.

In April 2012, the Company has paid back $950,400 short term bank loan from Bank of China.

In April 2012, the Company has paid back $3,343,811 short term bank loan from Bank of China.

In April 2012, the Company has paid back $1,584,000 short term bank loan from China Merchants Bank.

In April 2012, the Company has paid back $3,960,000 short term bank loan from China Construction Bank.

On April 17, 2012, the Company’s Board of Directors received a preliminary, non-binding proposal (“Proposal”) from its Chairman and Chief Executive Officer, Mr. Qingtai Liu ("Mr. Liu"). Pursuant to the Proposal, Mr. Liu intends to acquire all of the outstanding shares of the Company's common stock not currently owned by him and his affiliates in a going private transaction (“Acquisition”) at a proposed price of $1.65 per share in cash. The Acquisition is intended to be financed with a combination of debt financing and equity financing. There is currently no arrangement between Mr. Liu and any stockholders of the Company or potential source of debt or equity financing and Mr. Liu has no commitment with respect to the Acquisition or any other transactions under the Proposal.

A special committee of independent directors (“Special Committee”) was formed on April 24, 2012 to consider the Proposal. No decision has been made by the Special Committee as of the date hereof and there is no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction will be approved or consummated.

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

During the nine months ended March 31, 2012, we used internally 116,900 metric tons of cornstarch to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $33.75 million and accounted for 27.49% of our total net sales for the nine months ended March 31, 2012. Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for our cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Beginning September 2008, corn prices began decreasing due to large corn harvests. However, by July 2009, corn prices began to increase. This trend continued into fiscal year 2012. Corn prices for the nine months ended March 31, 2012 were approximately 13.01% higher than for the same period in 2011. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit.

The Chinese government has been increasing its effort in controlling corn prices. We believe that these government efforts will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may have negative effects on our operations.

During the nine months ended March 31, 2012, we sold a total of 98,563 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $56.47 million, or 45.98% of our net sales. During the three months ended March 31, 2012, we sold a total of 31,329 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $17.36 million, or 43.62% of our net sales.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, and protein power, which are used for pharmaceutical, food and beverages, and other production purposes. The net sales generated from these products were $10.22 million and $32.58 million, and constituted approximately 25.67% and 26.53% of our total net sales for the three and nine months ended March 31, 2012, respectively.

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

For the nine months ended March 31, 2012, we exported products to around 49 countries, with the Netherlands, Korea and Thailand, being the leading importers. For the nine months ended March 31, 2012, our international sales comprised approximately 17.67% of our total net sales. During the same period in 2011, our international sales comprised approximately 20.40% of our total net sales. For the three months ended March 31, 2012, our international sales comprised approximately 16.59% of our total net sales. During the same period in 2011, our international sales comprised approximately 27.32% of our total net sales. Glucose, cornstarch, and other products equal 60.75%, 0.54%, and 38.70% of the total exporting sales for the three months ended March 31, 2012, respectively. Glucose, cornstarch, and other products equal 47.61%, 0.33%, and 52.05% of the total exporting sales for the nine months ended March 31, 2012, respectively. Glucose, cornstarch, and other products occupies 59.55%, 7.42%, and 33.03% of the total exporting sales for the three months ended March 31, 2011, respectively. Glucose, cornstarch, and other products equal 66.42%, 3.35%, and 30.23% of the total exporting sales for the nine months ended March 31, 2011, respectively.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the nine months ended March 31, 2012, our top ten customers accounted for 33.74% of our total net sales. For the three months ended March 31, 2012, our top ten customers accounted for 41.95% of our total net sales.

Below is list of customers who account for more than 5% of our net sales.

Three months ended March 31,2012

Customer Name	AR	Sales	%
Weifang Century-light Industry Co.,Ltd	$2,707,120	$4,183,028	10.51%
Shandong Kaixiang biological chemical Co., LTD	$(21,422)	$2,528,079	6.35%
Qingdao Shizhan Technology Co.,Ltd	$(507,261)	$2,464,322	6.19%

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31,2011

The following table shows our operating results for the three months ended March 31, 2012 and 2011:

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Net Sales	$39,803,608	$41,686,161
Cost of Sales	34,371,199	35,258,900
Gross Profit	5,432,409	6,427,261
Selling, General and Administrative Expenses	3,321,269	2,491,968
Income From Operations	2,111,140	3,935,293
Other (Expense), Net	(1,958,765)	(692,129)
Income Before Provision For Income Taxes	152,375	3,243,162
Provision For Income Taxes	54,122	937,985
Net Income	$98,253	$2,305,177

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the three months ended March 31, 2012 and 2011:

Products	Metric Tons Three months ended March 31, 2012	Metric Tons Three months ended March 31, 2011	Net Sales (%) Three months ended March 31, 2012	Net Sales (%) Three months ended March 31, 2011

Glucose–Sales	31,329	30,197	$17,363,009(43.62)%	$16,479,475 (39.53)%

Cornstarch-Self use	39,899(57.37)%	37,694(51.67)%
Cornstarch-Sales	29,651(42.63)%	35,263(48.33)%	$12,223,288(30.71)%	$13,969,076 (33.51)%

Total Cornstarch	69,550(100)%	72,957(100)%
Other Sales	25,754		$10,217,311(25.67)%	$11,237,610 (26.96)%
Total Sales			$39,803,608(100)%	$46,686,161(100)%

Net sales for the three months ended March 31, 2012 were $39,803,608, a decrease of $ 1,882,553 or 4.52%, compared with the same period in 2011. The decrease in net sales primarily resulted from decreased sales quantities for the three months ended March 31, 2012, compared to the same period last year. For the three months ended March 31, 2012 compared to the same period last year, the quantity of our glucose products sold increased about 3.75%, while the average unit selling price of our glucose products decreased about 3.51%. For the three months ended March 31, 2012 compared to the same period last year, the quantity of our cornstarch products sold decreased about 15.92%, while the average unit selling price of our cornstarch products decreased about 0.94%. For the three months ended March 31, 2012 compared to the same period last year, the quantity of our other products sold decreased about 19.09%, while the average unit selling price of our other products increased about 5.73%. The increased unit selling prices are caused by the increased raw material cost during the quarter ended March 31, 2012 compared to the same period last year. The sales quantity decreased mainly because of competition in the market of cornstarch and other products.

Net sales from exports for the three months ended March 31, 2012 decreased approximately 42.01 % compared with the same period in 2011. The decrease is mainly attributable to the decreased sales quantities during the three months ended March 31, 2012 compared to the same period last year. The sales quantity decreased mainly because of a decrease in demand during the three months ended March 31, 2012.

Cost of sales for the three months ended March 31, 2012 was $34,371,199, a decrease of $887,701 or 2.52%, compared with the same period in 2011. The decrease in cost of sales was mainly due to the decrease of sales offset by the increase in the price of corn, our main raw material.

Gross profit for the three months ended March 31, 2012 was $5,432,409, a decrease of $994,852 or 15.48%, compared with the same period in 2011. The decrease of gross profit is mainly because the unit selling prices of our products did not increase as fast as the corn prices. Gross profit margin for the three months ended March 31, 2012 was 13.65%, a decrease from 15.42% for the same period in 2011. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 10.06% for the three months ended March 31, 2012 compared to the same period last year whereas the average selling prices did not increase as much. The Company believes that the market is taking its time to respond to the increased corn prices and will reach a more profitable price level in the near future. At the same time, the Company believes that the Company’s actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, will benefit us in maintaining our profitability.

For the three months ended March 31, 2012, selling, general and administrative expenses were $3,321,269, an increase of $829,300 or 33.28%, compared to $2,491,968 for the three months ended March 31, 2011. The selling, general, and administrative expenses increased mainly due to increased shipping expenses caused by increased gas prices. The Company incurred $0 non-cash stock option expenses for the three months ended March 31, 2012 and 2011, respectively.

Net income for the three months ended March 31, 2012 was $98,253, a decrease of $2,206,924, compared with $2,305,177 for the same period in 2011. The decrease in net income was primarily attributable to the decreased gross profit and increased interest expenses.

Nine Months Ended March 31, 2012 Compared with Nine Months Ended March 31,2011

The following table shows our operating results for the nine months ended March 31, 2012 and 2011:

	Nine months Ended March 31, 2012	Nine months Ended March 31, 2011
Net Sales	$122,792,481	$125,375,589
Cost of Sales	109,933,994	107,029,421
Gross Profit	12,858,487	18,346,168
Selling, General and Administrative Expenses	8,500,346	7,175,162
Income From Operations	4,358,141	11,171,006
Other Income (Expense), Net	(3,002,802)	(2,063,895)
Income Before Provision For Income Taxes	1,355,338	9,107,111
Provision For Income Taxes	438,591	2,462,382
Net Income	$916,748	$6,644,729

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the nine months ended March 31, 2012 and 2011:

Products	Metric Tons Nine months ended March 31, 2012	Metric Tons Nine months ended March 31, 2011	Net Sales (%) Nine months ended March 31, 2012	Net Sales (%) Nine months ended March 31, 2011

Glucose–Sales	98,563	102,520	$56,465,602(45.98)%	$51,316,631 (40.93)%

Cornstarch-Self use	116,900(59.30)%	111,428(49.77)%
Cornstarch-Sales	80,242(40.70)%	112,465(50.23)%	$33,749,961(27.49)%	$42,139,921 (33.61)%

Total Cornstarch	197,142(100)%	223,893 (100)%
Other Sales			$32,576,917(26.53)%	$31,919,037 (25.46)%
Total Sales			$122,792,481(100)%	$125,375,589 (100)%

Net sales for the nine months ended March 31, 2012 were $122,792,481, a decrease of $2,583,108 or 2.06%, compared with the same period in 2011. The decrease in net sales primarily resulted from decreased sales quantities for the nine months ended March 31, 2012, compared to the same period last year. For the nine months ended March 31, 2012 compared to the same period last year, the quantity of our glucose products sold decreased about 3.86%, while the average unit selling price of our glucose products increased about 8.86%. For the nine months ended March 31, 2012 compared to the same period last year, the quantity of our cornstarch products sold decreased about 28.65%, while the average unit selling price of our cornstarch products increased about 6.76%. For the nine months ended March 31, 2012 compared to the same period last year, the quantity of our other products sold decreased about 11.78%, while the average unit selling price of our other products increased about 9.77%. The increased unit selling prices are caused by the increased raw material cost during the quarter ended March 31, 2012 compared to the same period last year. The sales quantity was affected mainly because of lower market demand as well as the Company’s efforts to maintain a certain gross profit with the increased corn prices.

Net sales from exports for the nine months ended March 31, 2012 decreased approximately 15.16% compared with the same period in 2011. The decrease is mainly attributable to the decreased sales quantities due to decreased demand for the nine months ended March 31, 2012 compared to the same period last year.

Cost of sales for the nine months ended March 31, 2012 was $109,933,994, an increase of $2,904,573, or 2.71%, compared with the same period in 2011. The increase in cost of sales was mainly due to the increase in the price of corn, our main raw material.

Gross profit for the nine months ended March 31, 2012 was $12,858,487, a decrease of $5,487,681 or 29.91%, compared with the same period in 2011. The decrease of gross profit is mainly because the unit selling prices of our products did not increase as fast as the corn prices. Gross profit margin for the nine months ended March 31, 2012 was 10.47%, a decrease from 14.63% for the same period in 2011. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 13.01% for the nine months ended March 31, 2012 compared to the same period last year where the average selling prices did not increase proportionally. The Company believes that the market is taking its time to respond to the increased corn prices and will reach a more profitable price level in the near future. At the same time, the Company believes that the Company’s actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, will benefit us in maintaining our profitability.

For the nine months ended March 31, 2012, selling, general and administrative expenses were $8,500,346, an increase of $1,325,184 or 18.47%, compared to $7,175,162 for the nine months ended March 31, 2011. The selling, general, and administrative expenses increased mainly due to increased selling and general and administrative expenses caused by increased inventory loss. The Company incurred $0 and $183,480 non-cash stock option expenses for the nine months ended March 31, 2012 and 2011, respectively. The option expenses are included in selling, general and administrative expenses.

Net income for the nine months ended March 31, 2012 was $916,748, a decrease of $5,727,981, compared with $6,644,729 for the same period in 2011. The decrease in net income was primarily attributable to the decreased gross profit.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2012 was $10,391,666, an increase of 504.14%, or $12,962,949 compared with $2,571,283 provided by operating activities for the same period in 2011. The reasons for increased cash used in operating activities include less net income generated due to decreased net income caused by increased corn prices, more payments made to acquire inventories, increased accounts payable and accrued liabilities, and more fulfillment for customer deposit, offset by collection of advances to employees for corn purchases.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2012 was $70,589, a decrease of 98.71%, or $5,418,000, compared with $5,488,589 used in investing activities for the same period in 2011. The decrease is due to less investment in progressing construction, plant and equipment, and an increase in equity investment during the nine months ended March 31, 2012 compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2012 was $13,612,090, an increase of 5701.83%, or $13,377,473, compared with $234,617 provided by financing activities for the same period in 2011. The increase is due to increased restricted cash caused by increased notes payable during the nine months ended March 31, 2012 compared to the same period last year.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, WeifangShengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. WeifangShengtai had a total of $60,922,211 and $48,094,740 short term bank loans outstanding as of March 31, 2012 and June 30, 2011, respectively. The loans were secured by WeifangShengtai’s properties and accounts receivable. The terms of all these short term loans were all for one year. WeifangShengtai has never defaulted on any loans.  In addition, Weifang Shengtai had $16,740,029 and $11,447,800 in short-term notes due to the banks as of March 31, 2012 and June 30, 2011, respectively. These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

WeifangShengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $0, as of March 31, 2012 and June 30, 2011, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $7,920,000 and $7,735,000 as of March 31, 2012 and June 30, 2011. Some unrelated third parties have guaranteed approximately $11,404,800 and $11,138,400 of our debt, as of March 31, 2012 and June 30, 2011, respectively.

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

Revenue recognition

The Company recognizes revenue when the goods are delivered, title has passed, pricing is fixed, and collection is reasonably assured. Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”), and estimated returns of product from customers. Most of the Company’s products sold in the PRC are subject to a VAT rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products and certain freight expenses. We allow our customers to return products only if our product is later determined by us to be ineffective. Based on our historical experience over the past nine years, product returns have been insignificant throughout all of our product lines. Therefore, we do not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

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

Foreign currency translation

Our functional currency is Renminbi (“RMB”) Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there has been no material change in internal control over financial reporting that has materially affected, or is reasonable likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 17, 2012, the Company’s Board of Directors received a preliminary, non-binding proposal (“Proposal”) from its Chairman and Chief Executive Officer, Mr. Qingtai Liu . Pursuant to the Proposal, Mr. Liu intends to acquire all of the outstanding shares of the Company's common stock not currently owned by him and his affiliates in a going private transaction (“Acquisition”) at a proposed price of $1.65 per share in cash. A special committee of independent directors (“Special Committee”) was formed on April 24, 2012 to consider the Proposal.

In April 2012, several law firms announced investigation of the Company in connection with the receipt of the Proposal. No actions have been filed against the Company or its current officers and directors as of May 11, 2012.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit No.	Title of Document

3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

3.2	Certificate of Amendment filed with Secretary of State of Delaware on November 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 2010).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

4.1	Form of Warrants to Investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.3	Research and Development Agreement between Hebei University and Technology of the Company, dated December 8, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.4	Employment Agreement between the Company and Qingtai Liu, dated July 8th , 2009 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.5	Employment Agreement between the Company and Yongqiang Wang, dated September 1st, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.6	2010 Addendum between the Company and Qingtai Liu, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.7	2010 Addendum between the Company and Yongqiang Wang, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.8	2011 Addendum between the Company and Qingtai Liu, dated June 30, 2011 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.9	2011 Addendum between the Company and Qingtai Liu, dated June 30, 2011 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

16.1	Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

*	The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)

