Form 10-K
period 2012-06-30
Shengtai Pharmaceutical, Inc.
filed 2012-09-28
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10 -K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to __________________

Commission file number: 000 - 51312

SHENGTAI PHARMACEUTICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	54-2155579 (I.R.S. Employer Identification No.)

Changda Road East, Development District, Changle County, Shandong, People’s Republic of China Address of principal executive offices)	262400 (Zip Code)

Registrant’s telephone number, including; area code  011 - 86 - 536 – 2188831

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price of $1.04 per share of common stock at which the common equity was last sold on December 30, 2011, the last day of our most recently completed second fiscal quarter, as reported on www.yahoo.com was: $4,753,734.96.

* Excludes 5,014,013 shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of common stock outstanding on December 30, 2011.

Note. — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

There were 9,584,912 shares of Common Stock, par value $0.001, issued and outstanding as of September 27, 2012.

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

All references to “us,” “we,” the “Company” and “Shengtai” refer to Shengtai Pharmaceutical, Inc., and its subsidiaries, Weifang Shengtai Pharmaceutical Co., Ltd., a wholly foreign-owned entity in the PRC (“Weifang Shengtai”), and Shengtai Holding Inc., a New Jersey corporation (“SHI”). All references to “China” or the “PRC” refer to the People’s Republic of China.

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

Approximately 43.06% of our revenues for the fiscal year ended June 30, 2012 were attributable to sales of glucose products.

Approximately 29.19% of our sales revenues for the fiscal year ended June 30, 2012 were attributable to sales of starch products.

Approximately 27.75% of our sales revenue for the fiscal year ended June 30, 2012 were attributable to sales of other products which are mainly by products of our cornstarch products. Other products include corn embryo, fibers, and other products.

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

Raw materials for pharmaceutical and medicinal companies or purposes:

These products accounted for 23.74% of our sales for the fiscal year ended June 30, 2012. Set forth below is a list of our major pharmaceutical and medical grade products:

☐	Dextrose Monohydrate (DMH)

☐	Dextrose Anhydrous (DA)

☐	Dextrin

☐	Pharmaceutical Grade Cornstarch

Raw Materials for the Food and Beverage and Processing Industries:

These products accounted for 48.42% of our sales for the fiscal year ended June 30, 2012. Set forth below is a list of our major raw materials for the food and beverage and processing industries:

:

☐	Rough Glucose for Other Processing Purposes

☐	Dextrose Monohydrate Oral

☐	Food and Beverage Grade Cornstarch

Other Products

These products accounted for 27.84% of our sales for the fiscal year ended June 30, 2012. Set forth below is a list of our other products:

☐	Fibers

☐	Corn Embryo

☐	Protein Powder

☐	Mother Liquid

☐	Dextrin

☐	Abamectin ointment

Sales of Products by Types and Geographic Locations

Sales by Products	FY 06/30/2012		FY 06/30/2011
Dextrose Monohydrate (DMH)	$26,524,647	14.82%	$22,149,761	12.90%
Dextrose Anhydrous (DA)	10,249,929	5.73%	10,367,039	6.04%
Dextrose Monohydrate Oral	36,464,040	20.37%	33,257,162	19.37%
Pharmaceutical Grade Cornstarch	2,567,5556	1.43%	2,852,928	1.66%
Rough Glucose for Other Processing Purposes	3,850,734	2.15%	4,425,048	2.58%
Food and Beverage Grade Cornstarch	46,372,112	25.90%	40,950,796	23.85%
Emulsion	3,315,682	1.85%	14,108,365	8.22%
Mother Liquid	3,464,371	1.94%	2,143,686	1.25%
Dextrin	3,167,003	1.77%	3,183,756	1.85%
Corn Embryo	17,543,198	9.80%	16,178,100	9.42%
Protein Powder	12,148,418	6.79%	12,773,163	7.44%
Fibers	12,280,723	6.86%	9,259,245	5.39%
Others	1,080,712	0.60%	122,690	0.07%
Total	$179,029,127		$171,717,866

Approximately 80.94% of our revenues for the fiscal year ended June 30, 2012 were attributable to domestic sales made in the PRC.

Set forth below is a breakdown of the principal products we sold over the previous two fiscal years and the revenues from such sales.

Sales by Principal Products	FY 06/30/2012 (Revenue)	% of Total Sales	FY 06/30/2011 (Revenue)	% of Total Sales
Dextrose Monohydrate (DMH)
Domestic	$24,180,820	13.51%	$19,798,506	11.53%
International	2,343,827	1.31%	2,351,255	1.37%
Dextrose Anhydrous
Domestic	6,598,602	3.69%	5,669,757	3.30%
International	3,651,328	2.04%	4,697,282	2.74%
Dextrose Monohydrate Oral
Domestic	27,645,128	15.44%	16,789,599	9.78%
International	8,818,912	4.93%	16,467,563	9.59%
Pharmaceutical Grade Cornstarch
Domestic	2,5671,555	1.43%	2,837,103	1.65%
International	-	-%	15,825	0.01%
Food and Beverage Grade Cornstarch
Domestic	46,299,899	25.86%	39,846,558	23.2%
International	$72,213	0.04%	$1,104,238	0.64%

Sales and Marketing

Sales are carried out directly by our sales department at our headquarters in Weifang and we are not dependent on distributors or middlemen. As of June 30, 2012, all the provinces in the mainland PRC (except Tibet) have been covered by our domestic sales network. Historically, we have exported our products to customers in over seventy countries. We plan to increase our global sales. Our products currently are mainly exported to Asia and Southeast Asia, but we intend to apply for security certifications to certify that we are in compliance with international production standards which will help us to expand our sales into the United States and Europe.

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

Major Suppliers

The three principal ingredients for glucose production are cornstarch, enzyme preparations, and active carbon. The major suppliers for these raw materials are as follows:

Cornstarch Manufacturing Facility

The Company’s cornstarch production facility has a maximum capacity of 400,000 tons per year and for the past year, has produced more than the corn starch it requires.  During the fiscal year ended June 30, 2012, the Company used internally 154,017 metric tons of corn starch, and sold 123,781 metric tons of corn starch.

Our corn starch production complex consists of the following areas:

•	Corn Storage
•	Corn starch production line
•	Warehouse for finished product (cornstarch)
•	Logistical and delivery coordination center
•	Environmentally friendly treatment facilities for sewage

Enzyme Preparations

We purchased a total of 85.12 tons and 79.35 tons of enzyme preparations during the years ended June 30, 2012 and 2011, respectively.

Active Carbon

Fujian Sha County Qingshan Chemical Carbon Corporation is one of the major active carbon producers in the PRC. We purchased a total of 1,219.3 tons and 1,186.56 tons of active carbon from it during the years ended June 30, 2012 and 2011, respectively. There are a number of other suppliers of active carbon from whom we can make purchases, if necessary.

We are not dependent on any single supplier for raw materials and machinery, nor have we ever experienced a shortage in the supply of raw materials or machinery.

Glucose Manufacturing Facility

Our glucose production capacity is 215,000 tons per year as of June 30, 2012, an increase of 5,000 tons compared with 210,000 tons as of June 30, 2011. During the fiscal year ended June 30, 2012, the Company has sold 136,270 metric tons of glucose products.

Quality Control

Our PRC production facilities are fully certified by applicable PRC regulations for GMP, ISO9001, ISO22000 and HACCP international quality standards.

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

The quality indices of our manufactured glucose are as follows:

•	Properties : white crystal, granular powder, odorless, sweet taste, easy soluble in water, slightly soluble in alcohol

•	Specific rotatory power : +52.0 degrees— +53.5 degrees
•	Dry loss : ≤9.5% Chloride: <0.02% Sulfate: <0.02%
•	Alcohol - insoluble matter: ≤5mg
•	Ferrous salt: <0.002% Ignition residue: 0.08% Heavy metal: ≤20ppm Arsenide: <2pp
•	Sulfite and soluble starch: appear yellow when added to an iodine test solution.

The quality indices of our Dextrose Monohydrate Transfusion (liquid glucose) are as follows:

Perceptual index

☐	Appearance: colorless without the impurity that can be seen by the naked eye.
☐	Odor: no unusual odor
☐	Taste: Clear sweet

Physical and chemical index

☐	Solid substance: more than 84%
☐	DE: 38-42
☐	PH: 4.6 -6.0
☐	Maltose content: 8% - 20% Transmittance (426nm): more than 94
☐	Coke Temperature: more than or equal to 125
☐	Ash: no more than 0.3%

Hygienic index

☐	As: not more than 0.5mg/Kg
☐	Pb: not more than 0.5mg/Kg
☐	Bacterium total: not more than 1,000/g
☐	E. coli: not more than 30/100g
☐	Pathogen: No

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

Domestic and International Market

We mainly exported glucose and cornstarch products overseas and we plan to continue to export more products to overseas markets. Our export revenues from major export markets are summarized as follows for the years ended June 30, 2012 and 2011:

	Sales($) June 30,
Country	2012	2011
Korea	10,306,310	2,422,365
Netherlands	8,953,547	8,811,720
Indonesia	2,100,334	6,786,489
Thailand	2,003,783	2,411,870
Bangladesh	1,728,755	1,821,831
Philippines	1,105,563	1,959,187
Malaysia	1,081,688	2,806,438
Australia	956,528	1,143,065
Vietnam	809,812	1,871,522
Russia	713,320	1,399,755

Competition

Some of our competitors and their main products are listed below.

☐	Shangdong Xiangrui Pharmaceutical Co., Ltd (trans)
☐	Hebei Shengxue Glucose Co., Ltd (andh)
☐	Shandong Xi Wang Pharmaceutical Co., Ltd (andh and trans)
☐	QinHuangDao Lihua Starch Co., Ltd (oral )
☐	Shandong Luzhou Biotechnology Co., Ltd (oral)
☐	Jiliang Group(oral)
☐	Shandong Dongxiao Biotechnology Co., Ltd (oral)
☐	Henan Feitian Starch glucose Co. Ltd (oral)

(trans – competitor in Dextrose Monohydrate transfusion solution)

(oral – competitor in oral Dextrose Monohydrate)

(andh – competitor in Dextrose Anhydrous)

In the domestic market, we are the largest manufacturer of pharmaceutical grade glucose. Internationally, we have the following significant advantages.

Competitive Advantages

With the PRC being a major corn-producing region of Asia, and Shandong being the major corn-producing province of the PRC, our operating subsidiary Weifang Shengtai, located in Shandong, has the advantage of receiving a steady supply of raw materials nearby with low transportation costs.

In Changle County where we are located, there is plenty of land for us to expand.

We export to markets such as South Korea, Russia, Australia and Singapore and fifty other countries. Taking into consideration the geographical proximity and cross-cultural similarities with the Northern and South-Eastern Asian markets, we can be competitive in terms of product price, delivery lead-time and customer service responsiveness. The management believes that the Company has lower cost advantage over its international competitors because it has access to lower corn prices and lower labor cost.

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

Growth Initiative

We plan to:

•	Expand our marketing and sales efforts to identify and secure additional domestic customers and increase our export sales

We (i) optimized our web site to describe and promote our business, (ii) reorganized sales department, (iii) bought advertisements for various search words and phrases (e.g., the word, "glucose,” on Alibaba.com search engines, (iv) conducted seminars at various trade show events to promote our products, and (v) optimized our web site so that people doing ‘natural’ searches will see the web site link on the first page of the search by refining the Search Engine Optimization.

•	Lock in lower raw material cost

We expanded our warehouse capacity to enable us to store more raw materials and thus lock in lower raw material cost while the corn prices increase continuously. We had 50,000 tons and 36,000 tons of raw material capacity as of June 30, 2012 and 2011, respectively.

Major Customers

Our customers are principally located in the PRC. Our principal customers are hospitals and pharmaceutical companies. Below is a list of our largest PRC customers:

☐	K.F.P
☐	H.K.W
☐	Weifang Century-light Industry Co Ltd
☐	Shandong Kaiqiang Biological Chemical Co.,Ltd
☐	Qingdao Shizhan Science and Technology Co.,Ltd
☐	Qingdao Chenyu Biochemical Technology Co.,Ltd
☐	Shandong Samsung Corn Industry Science and Technology Co.,Ltd
☐	Qingdao Longli International Trading Co Ltd
☐	Toyota Commerce(Shanghai) Co.,Ltd
☐	Shandong Xinxinhai Grain and Oil Industry Co.,Ltd

There was no customer that individually accounted for more than 10% of our sales for fiscal years ended June 30, 2012 and 2011.

Intellectual Property

Ownership of the trademark, "Heng De Bao," was transferred to us at no charge from Changle Medical Starch Factory (our State-owned predecessor company) on or about July 28, 2000. The trademark was assigned by the Chinese Trademark Bureau and registered under classes 31 (for our pharmaceutical starch and white dextrin products) and 5 (for our pharmaceutical glucose products). The class 31 registration is valid through June 9, 2019. The class 5 registration is valid through May 9, 2021. International Class Code 5 covers pharmaceuticals, veterinary and sanitary preparations; dietetic substances adapted for medical use; food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides. International Class Code 31 covers agricultural, horticultural, and forestry products and grains not included in other classes; live animals, fresh fruits and vegetables; seeds, natural plants, and flowers; and malt which is animal food.

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

Employees

As of June 30, 2012, we employed approximately 733 full-time employees, excluding 7 directors of Weifang Shengtai and Shengtai. Of these employees, approximately 30 are sales personnel, approximately 166 perform operating and administrative functions and approximately 537 are in production, storage and distribution.

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

Enforcement against us or our directors and officers may be difficult

Because our principal assets are located outside of the U.S., and all of our five directors and all of our officers reside outside of the U.S., it may be difficult for you to enforce your rights based on U.S. Federal securities laws against us and our officers and some directors or to enforce a U.S. court judgment against us or them in the PRC.

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

Inadequate funding for our capital expenditures may affect our growth and profitability

Our sales revenues have increased from $19,999,826 for the year ended June 30, 2004, to $ 179,029,127 for the year ended June 30, 2012. Our continued growth is dependent upon our ability to raise capital from outside sources and improvement of profitability. Our ability to obtain financing will depend upon a number of factors, including:

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

Risks related to an investment in our common stock

Our Chief Executive Officer and President controls us through his position and stock ownership and his interests may differ from other stockholders

Our Chief Executive Officer and President, Mr. Qingtai Liu, beneficially owns approximately 39.12% of our common stock. As a result, although Mr. Liu is not the holder of a majority of the outstanding shares, Mr. Liu may be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Mr. Liu's interests may differ from other stockholders.

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

Item 2. Properties.

Our facility in the PRC is located at Changda Road East,Development District, Changle County, Shandong Province, PRC 262400.

All land in the PRC is state-owned and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right." Weifang Shengtai has the right to use various parcels of land that range from 20 to 50 years in term, all of which are currently being used by Weifang Shengtai for its business.

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

Item 3.  Legal Proceedings.

In April 2012, several law firms announced investigation of the Company in connection with the receipt of a going private proposal from Chairman and Chief Executive Officer Mr. Liu to acquire common stock at $1.65 per share in cash. To the best of our knowledge, no actions have been filed against the Company or its current officers and directors as of the date of this annual report.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities.

Market Information

We began trading on the OTC Bulletin Board on January 12, 2007under the symbol "SGTI.OB." The following table sets forth for the period indicated the prices of the common stock (adjusted for the 1-for-2 reverse stock split which occurred on November 12, 2010) in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of September 27, 2012, the last reported closing price of our common stock was $1.59 per share.

CALENDAR QUARTER ENDED	HIGH BID($)	LOW BID($)
September 30,2010	$3.00	$2.06
December 31, 2010	$2.70	$2.06
March 31, 2011	$2.90	$1.50
June 30, 2011	$2.60	$1.01
September 30, 2011	$1.65	$1.04
December 31, 2011	$1.75	$0.83
March 31, 2012	$1.80	$0.62
June 30, 2012	$1.55	$0.62

Holders

As of September 27, 2012, there were 9,584,912 shares of our common stock issued and outstanding and there were 21 holders of record of our common stock.

Dividends

Since our incorporation, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

As a holding company, our ability to pay dividends is dependent on the receipt of dividends from SHI and our PRC-based operating company Weifang Shengtai. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.

Equity Compensation Plan Information and Warrants and Options

As of September 27, 2012, we had no outstanding warrants to purchase shares of common stock.

On January 4, 2008, the Company adopted the Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan (“2007 Plan”).

On January 14, 2008, the Company granted stock options to purchase 250,000 shares of the Company’s common stock and non-qualified stock options to purchase 80,000 shares of the Company’s common stock under the Stock Incentive Plan. All options have an exercise price of $6.68 which is the closing price on the date of grant, and expire five years after the date of grant. All options vest over a period of three years from the date of grant.

Pursuant to the employment agreement entered into on March 1, 2010 between the Company and Mr. Hu Ye, the Company’s former Chief Financial Officer (“Ye Employment Agreement”), the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company (“Ye Options”). The shares were to vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of the option. However, the Ye Employment Agreement was terminated in December 2010, and as a result, the Ye Options were forfeited.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants as of June 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	190,000	$6.31	810,000
Total	190,000	$6.31	810,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Consolidated Statements of Operations	2012	2011	2010	2009	2008

Sales revenue	$179,029,127	$171,717,866	$115,953,948	$73,321,862	$90,871,223

Cost of goods sold	161,705,181	148,594,046	98,276,190	65,799,486	70,613,757

Gross profit	17,323,946	23,123,820	17,677,759	7,522,376	20,257,466

Research and development expense	-	-		365,689	—

Selling, general and administrative expenses	11,825,104	9,805,044	10,281,788	8,607,560	7,390,623

Operating income (loss)	5,498,842	13,318,776	7,395,970	(1,450,873)	12,866,843

Other income (expense), net	(4,427,235)	(2,820,984)	(2,598,285)	(1,213,015)	(1,810,530)

Income (loss) before income taxes	1,071,607	10,497,792	4,797,685	(2,663,888)	11,056,313

Provision for income taxes	(988)	2,846,741	1,598,704	—	645,988

Net income (loss)	$1,072,594	$7,651,051	$3,198,981	$(2,663,888)	$10,410,325

Foreign Currency Translation Adjustment	1,248,206	2,636,158	262,776	225,362	3,890,123
Comprehensive Income (loss)	$2,320,800	$10,287,210	$3,461,757	$(2,438,526)	$14,300,448
Earning (loss) per share - basic	$0.11	$0.80	$0.33	$(0.28)	$1.10
Earning (loss) per share - diluted	$0.11	$0.80	$0.33	$(0.28)	$1.05
Basic weighted average common shares outstanding	9,584,912	9,584,912	9,584,912	9,569,697	9,496,895
Diluted weighted average common shares outstanding	9,584,912	9,584,912	9,584,912	9,569,697	9,937,243

	Year Ended June 30,
Consolidated Balance Sheets	2012	2011	2010	2009	2008

Current Assets	$74,022,195	$48,093,131	$43,522,824	$48,453,449	$24,282,846
Total Assets	172,585,052	144,239,174	130,754,611	124,931,365	101,313,662
Current Liabilities	110,250,526	84,617,050	78,312,045	74,335,910	51,904,264
Total Liabilities	110,250,526	84,617,050	81,658,381	79,978,466	54,558,259
Total Stockholders’ Equity	$62,334,526	$59,622,124	$49,096,231	$44,952,899	$46,755,403

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

The Company’s cornstarch production facility has a maximum capacity of 400,000 tons per year.  The facility allows us to use self-produced cornstarch to produce glucose and to be able to ensure the adequacy and quality of the cornstarch we use. Since cornstarch is produced on our premises, we are able to eliminate costs to ship the cornstarch to our glucose production facility, thus resulting in lower manufacturing costs. The cornstarch sales quantity decreased about 17.87%, or 26,924 tons, during the twelve months ended June 30, 2012 compared to the same period in 2011.

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

The Company’s glucose production facility passed GMP inspection, the Company’s facilities and many of its products are fully certified for GMP, IS09001, ISO22000 and HACCP international quality standards. We also possess an Export Health Registration Certificate. The rate of quality output, output conforming to pharmaceutical-grade glucose product specifications, is maintained in accordance with government standards and the standards of our customers.

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

We have developed new production technology to recycle our waste water and byproducts. We are continually improving overall production efficiency by analyzing and ameliorating inefficient production processes. Environmental protection and production efficiency are also important in our growth.

In the last few years, we have managed to successfully expand our domestic sales network. As of June 30, 2012, the Company’s sales network covered all of the provinces of mainland China with the exception of the Tibet Autonomous Region. Historically, we have exported our products to customers in over fifty countries, and we plan to increase our global sales in the coming years.

We constantly strive to broaden and diversify our customer base in order to mitigate our reliance on certain big customers and expand our sales. We believe a broad market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. Our top ten customers accounted for only 34.47% for our total sales for the fiscal year ended June 30, 2012.

We will continue to identify and pursue product quality and innovative technology to increase our market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in sales during the next few years. Our ability to meet increased customer demand and stay profitable will however continue to depend on factors such as the global and Chinese economy, market demand, production capacity, and working capital.

Result of Operations

Year Ended June 30, 2012 Compared with Year Ended June 30, 2011

The following table shows our operating results for the fiscal years ended June 30, 2012 and 2011.

	Fiscal Year ended June 30, 2012	Fiscal Year ended June 30, 2011
Sales Revenue	$179,029,127	$171,717,866
Costs of Sales	161,705,181	148,594,046
Gross Profit	17,323,946	23,123,820
Research and development expense	—	—
Selling, General and Administrative Expenses	11,825,104	9,805,044
Operating Income	5,498,842	13,318,776
Other Income (Expense), Net	(4,427,235)	(2,820,984)
Income before Income Taxes	1,071,607	10,497,792
Provision for Income Taxes	(988)	2,846,741
Net Income	$1,072,594	$7,651,051

Sales revenue for the fiscal year ended June 30, 2012 was $179,029,127, an increase of $7,311,260, or 4.26% compared with $171,717,866 in the corresponding period in 2011. The increase in sales revenue resulted from an increase in the average selling prices, offset by decreased sales quantity of corn starch products. The Company’s average selling prices increased 3.87% for glucose products, 5.42% for cornstarch products, and 2.52% for other products, in the year ended June 30, 2012 compared to the year ended June 30, 2011. The Company’s sales quantity increased by 1.48% for glucose products, decreased by 17.87% for cornstarch products, and increased by 6.29% for other products, for the year ended June 30, 2012 compared to the year ended June 30, 2011. Net sales quantities from exports for the year ended June 30, 2012 decreased approximately 1.69%, or 1,395 tons compared to the year ended June 30, 2011. The decrease is mainly attributable to decreased sales of glucose products and cornstarch products, offset by increased exporting sales quantities of other products. The decrease in export sales quantity of glucose products is due to a decrease in demand resulting from a price decrease in sugar substitute products in the global market. The decreased export sales quantity of corn starch products is due to increased competition in the global cornstarch market. The increase in export sales of other products is due to increased orders from our regular customers and increased sales from our other newly developed products, including corn germ meal, which can be used as animal food. Domestic sales quantity for the year ended June 30, 2012 decreased by approximately 4.83% compared to the year ended June 30, 2011. The decrease was mainly attributable to increased domestic sales quantity of our glucose products, offset by decreased domestic sales quantity of cornstarch products and other products. The increase in domestic sales quantity of our glucose products is due to increased sales from new customers. The decrease in sales quantity of our cornstarch products and other products is due to increased competition.

Costs of sales for the year ended June 30, 2012 was $161,705,181, an increase of $13,111,135, or 8.82% as compared to $148,594,046 in the corresponding period in 2011. The increase of cost of sales is mainly due to an increase in corn prices.  Gross profit for the year ended June 30, 2012 was $17,323,946, a decrease of $5,799,874, or 25.08%, as compared to $23,123,820 for the year ended June 30, 2011.  Gross profit margin for the year ended June 30, 2012 was 9.68%, a decrease from 13.47% for the year ended June 30, 2011.  The decrease in gross profit margin is because the percentage increase in the cost of sales is greater than the percentage increase in net sales.

Selling, general and administrative expenses were $11,825,104 for the year ended June 30, 2012, an increase of $2,020,060 or 20.6%, as compared to $9,805,044 for the year ended June 30, 2011. The increase of selling, general, and administrative expenses is caused by increased selling, general and administrative expenses in PRC, offset by decreased selling, general and administrative expenses in the United States. The Company’s selling, general and administrative expenses in the United States in the year ended June 30, 2012 decreased by $389,447 compared to the year ended June 30, 2011. The decrease is mainly due to decreased salary expenses of $364,000 and decreased option expenses of $211,082 offset by increased taxation expense expenses of $46,088. The salary expenses from the US entity decreased because during the year ended June 30, 2012 the Company's CEO agreed to give up his accrued salaries of $210,000 since April 2010 and the Company's CFO agreed to give up his accrued salaries of $154,000 since March 2010. The total accrued salary expense of $364,000 was reversed by increasing additional paid in capital in the year ended June 30, 2012. The Company incurred non-cash stock option expenses of $27,602 and $238,684 for the year ended June 30, 2012 and 2011, respectively. The selling, general and administrative expenses from our PRC operating entities increased by $2,020,060 for the year ended June 30, 2012 compared to the year ended June 30, 2011. The selling expenses from our PRC operating entities increased by $1,451,470 in the year ended June 30, 2012 compared to the same period in 2011. The increase in selling expenses is mainly attributable to the increase in shipping and handling expenses of $1,455,994 as a result of increased gas cost. The general and administrative expenses incurred in PRC increased $568,590 in the year ended June 30, 2012 compared to the year ended June 30, 2011. The increase is mainly attributable to the increase in depreciation expenses of $183,051 and workers' insurance expenses of $108,654.

Net income for the year ended June 30, 2012 was $1,072,594, a decrease of $6,578,457 or 85.98%, as compared to net income of $7,651,051 for the same period in 2011. The decrease in net income was primarily due to the decrease in gross profit, increase in selling and general and administrative expenses, and increase in interest expenses.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the fiscal year ended June 30, 2012 was $23,737,700, a decrease of $28,807,300 or 568.24%, compared to $5,069,599 net cash provided by operating activities for the fiscal year ended June 30, 2011. The decrease is due to decreased net income, increased accounts receivables, increased payments to acquire inventories, increased payments to pay back accounts payables, and decreased customer deposit, offset by decreased other receivable, decreased prepayments and other assets, and increased deprecation during the year ended June 30, 2012 as compared to the year ended June 30, 2011.

Investing Activities

Net cash used in investing activities for fiscal year ended June 30, 2012 was $1,655,433, a decrease of $6,442,584 or 79.56%, compared to $8,098,017 used in investing activities for the year ended June 30, 2011.  The decrease is due to reduced investment in construction in progress during the year ended June 30, 2012 compared to the year ended June 30, 2011.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2012 was $26,099,389, a decrease of $26,283,774 or 14,254.82%, as compared to $184,385 used in financing activities for the same period in2011. The decrease is mainly due to increased short term bank loans, increased notes payables, less payments of notes payable, offset by increased restricted cash, more payments of short term bank loans, and less payment of capital lease during the year ended June 30, 2012 compared to the year ended June 30, 2011.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $73,483,997 and $48,094,740 short term bank loans outstanding as of June 30, 2012, and 2011, respectively. The loans were secured by Weifang Shengtai’s properties ,non-related party and order ,etc.The terms of all these short term loans were for one year. Weifang Shengtai has never defaulted on any loans.  In addition, Weifang Shengtai had $17,835,706 and $11,447,800 in short-term notes due to banks as of June 30, 2012 and 2011, respectively.  These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash.  Some were guaranteed by unrelated third parties.

Weifang Shengtai does not have any long term loans from local banks.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $7,918,534, and $7,735,000 as of June 30, 2012, and 2011. Some unrelated third parties have guaranteed approximately $11,402,689 and $11,138,400 of our debt, as of June 30, 2012 and 2011, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended June 30, 2012, there were no changes in or disagreements with accountants on accounting and financial disclosure.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2012, there was a material weakness in the Company’s internal control over financial reporting. In particular, identified personnel turnover in the areas concerned, mainly referring to our Chief Financial Officer’s resignations during the last two years, has led us to conclude that our disclosure controls and procedures were not effective and were not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer in a manner that allowed for timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2012. Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal year ended June 30, 2012, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Directors and Executive Officers	Position/Title	Age
Qingtai Liu	Chief Executive Officer / Director	55
Yongqiang Wang (1)	Chief Financial Officer /Director	43
Yaojun Liu (2)	Director	36
Tao Jin (3)	Director	45
Lawrence Lee (3)	Director	48
Fei He (2)	Former Director	44
Winfred Lee (4)	Former Director	51

(1) Mr. Yongqiang Wang was appointed as Chief Financial Officer on December 1, 2010 .

(2) Mr. Yaojun Liu and Mr. Fei He were elected as directors on June 1, 2010. And Mr. He resigned as a director of the Company on August 20, 2011.

(3) Mr. Tao Jin and Mr. Lawrence Lee were appointed as directors on November 1, 2011 and February 13, 2012, respectively.

(4) Winfred Lee was not elected as a director on the annual shareholder meeting held on February 13, 2012.

The following is a summary of the biographical information of our directors and officers:

Qingtai Liu, 55, graduated from the Electrical Engineering Faculty of the Shandong Technical University with a Bachelor of Science degree in February 1982. He became the workshop director and head of the production department of Changle Wireless Device Factory until 1988, whereupon he assumed the position of Head of Science and Technology at the Changle Power Factory. In 1990, Mr. Liu became the Director of Weifang Fifth Pharmaceutical Plant. From January 1999 to present day, he is the Chairman and Chief Executive Officer of Weifang Shengtai Pharmaceutical Co., Ltd. Under his leadership, the Company successfully developed unique production techniques for the production of glucose and medicinal coating products, and has won Technology Innovation awards issued by the Chang Le County, Weifang City and the Shandong provincial government offices. The medicinal coating material technology that Mr. Liu jointly developed with the Shandong University has been certified by the Technology Development Bureau of the Shandong Province to be of international standard. Over the years, Mr. Liu has been endorsed by the Weifang City Government office as a Leading Technology Innovator and a Distinguished Pharmaceutical Production Director. He also is the deputy to the People’s Conference of both Weifang City and Changle County.

Yongqiang Wang, 43, became Chief Financial Officer of the Company on December 31, 2010. Mr. Wang graduated with an Associate’s degree from the Shandong Economic and Management Institute. Mr. Wang joined Weifang Shengtai in April 2006 as Assistant to the Chief Executive Office with major responsibilities in supervising the Finance Department.  He assumed the position of Manager of the Finance Department of Weifang Shengtai in February 2007.  Before he joined Weifang Shengtai, Mr. Wang was Finance Manager at Shandong Lehua Group Co., Ltd from January 1996 to April 2006, and Finance Manager at Shandong Hongxiang Food General Factory from January 1994 to December 1995.

Yaojun Liu, 36, is currently a partner at Global Law Office, a law firm based in Beijing, the PRC since 2006. Prior to that, between 2003 and 2006, Mr. Liu served as an attorney at Jingtian & Gongcheng Law Firm, a law firm based in Beijing, the PRC. Before practicing law, Mr. Liu was a senior project manager at the Investment Banking Headquarter of Haitong Securities Co., Ltd. Mr. Liu graduated with a Master of Economic Law from Renmin University, Beijing, China in 2001. He then graduated with a LL.M. of Commercial Law from University of Sheffield, UK in 2003. Mr. Liu is a Qualified Practice Lawyer and also a Certified Public Accountant in China. Since June 2008, Mr. Liu has been the Board member of Yuhe International, Inc.

Tao Jin, 45, is a Senior Partner with the Chinese law firm of Jincheng Tongda & Neal, based in Beijing, where he specializes in M&A, foreign investments in China and capital market transactions.Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of M&A and capital markets transactions. Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on M&A transactions. His clients included major multinational corporations, investment banks, PRC corporations and private equity funds. Mr.Jin joined JP Morgan’s legal department in 2002 as head legal counsel for M&A and capital market transactions in China. Immediately prior to joining Jincheng Tongda, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin received his B.S from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin. Mr. Jin is admitted to the New York bar.

Lawrence Lee, 48, is currently the managing director of the Boardroom Advisors Company Limited, a financial advisory firm. Mr. Lee served as chief financial officer of Synutra International, Inc. a NASDAQ-listed company, from October 1, 2007 to November 15, 2009. From August 1, 2004 to September 30, 2007, Mr. Lee was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange. Prior to that, Mr. Lee served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Lee’s experience also includes serving as a financial controller at the Korean division of Exel Plc, and serving as a senior auditor at Waste Management Inc.’s international department in London. Mr. Lee is a fellow member of the Association of Chartered Certified Accountants (ACCA). Mr. Lee received a bachelor’s degree in management and engineering from Beijing Institute of Technology, a master’s degree in economics from Renmin University of China, and a master’s degree in accounting and finance from the London School of Economics.

Fei He, 44, is a Strategy and M&A director of DSM (China) Limited responsible for strategy and mergers and acquisitions since 2007.  Mr. He worked for A.T. Kearney in China and led the strategic consultation for several merger and acquisition projects in the hi-tech industries in China. Before going back to China, Mr. He was a director of the WOLVERINE Venture Capital Fund in the United States between 2002 and 2005. Prior to that, Mr. He worked for Pfizer in the United States since 1998 in several positions as post-doctoral researcher, senior scientist and business development manager. Mr. He graduated with a Bachelor of Science from Beijing University, Beijing, China in 1990. He then graduated with a Ph. D. of Chemistry from University of California, Davis in 1998. Mr. He also obtained a Master of Business Administration from University of Michigan Ross School of Business in 2004.

Winfred Lee, 51, has been a Contract Administrator with Tenet Healthsystems for South Bay Medical Center, North Hollywood Medical Center, Midway Hospital, Century City Hospital, and Brotman Medical Center from 1997. Mr. Lee graduated with a Bachelor of Science in Business Management from Brigham Young University, Provo, Utah in 1984. He then graduated with a Doctor of Medicine from the Medical College of Wisconsin, Milwaukee, Wisconsin, in 1988 and a Doctor of Jurisprudence from the J. Reuben Clark Law School at Brigham Young University, Provo, Utah, in 1992. Mr. Lee is a member of the California Bar and the Phi Delta Phi Legal Society.

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

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the board. The Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board and the Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board.

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

	Qingtai Liu	Yongqiang Wang	Yaojun Liu	Tao Jin	Lawrence Lee	Fei He	Winfred Lee
High level of financial literacy		X	X	X	X	X	X
Diversity of race, ethnicity, gender, age, cultural background or professional experience	X	X	X	X	X	X	X
Extensive knowledge of the Company’s business	X	X
Marketing/Marketing related technology experience	X	X	X	X	X	X	X
Relevant Chief Executive/President or like experience	X	X			X

Our directors and executive officers have not, during the past ten years:

•	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,
•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,
•	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or
•	been found by a court of competent jurisdiction, in a civil action, the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
•	been the subject to ,or a party to ,any sanction or order,not subsequently reversed,suspended or vacated,if any self-regulatory organization,any registered entity,or any equivalent exchange,association,entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls. Our audit committee Chairman is Mr. Lawrence Lee. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee.

Compensation Committee

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. Our compensation committee Chairman is Mr. Yaojun Liu. The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our board of directors has adopted a written compensation committee charter.

Nominating Committee

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. Our Nominating Committee Chairman is Tao Jin. The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter.

Audit Committee Financial Experts

The Board has determined that Mr. Lawrence Lee of the Audit Committee qualifies as an “audit committee financial expert” as defined by the SEC and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(l) under the Exchange Act.

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at http://www.shengtaipharmaceutical.com.

Board Leadership Structure and Role in Risk Oversight

The Board of director consists of five members: two executive directors and three independent directors. The board’s role in the risk oversight of the Company includes, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC”). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms received by us with respect to the fiscal year ended June 30, 2012, or written representations from certain reporting persons, we believe that our directors, officers and persons who own more than ten percent of a registered class of our equity securities have complied with all applicable Section 16(a) filing requirements.

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

We have formed a Compensation Committee of the Board of Directors comprised solely of independent directors to oversee the compensation of our named executive officers. The members of our Compensation Committee are Yaojun Liu (Chairman), Tao Jin and Lawrence Lee.  The Board has determined that all members of the compensation committee are independent directors under the rules of the Nasdaq Stock Market or NYSE Amex, as applicable. The compensation committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. The compensation committee operates under a written charter that is made available on the website mentioned above.

Summary Compensation Table

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company in the fiscal years ended June 30, 2012 and 2011 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Qintai Liu	2012	19,004	-	-	-	-	-	-	19,004
Chairman & Chief
Executive	2011	18,564	-	-	-	-	-	-	18,564
Officer

Hu Ye	2012	-	-	-	-	-	-	-	-
Chief
Financial	2011	26,976	-	-	35,206	-		-	72,182
Officer (1)

Yongqiang Wang	2012	14,253	-	-	-	-	-	-	14,253
Chief
Financial	2011	13,923	-	-	-	-	-	-	13,923
Officer (2)

(1)	Mr. Hu Ye resigned as our Chief Financial Officer on December 1, 2010.
(2)	Mr. Yongqiang Wang was appointed as Chief financial Officer on December 1, 2010.

Employment Agreements

We have entered into employment agreements with Qingtai, Liu, our chief executive officer, and with Yongqiang Wang , our Chief Financial Officer.

In the fiscal year ended June 30, 2011, the base salaries of Messrs. Liu and Wang were decreased to provide additional cash flow for the Company so that it could lock in lower prices of raw materials due to inflation in China. Messrs. Liu and Wang agreed to reduce their salaries to $18,564 and $13,923, respectively, for the fiscal year ended June 30, 2011 and executed addendums to their Employment Agreements to this effect (“2011 Addendums”).

In the fiscal year ended June 30, 2012, the base salaries of Messrs. Liu and Wang were decreased to provide additional cash flow for the Company so that it could lock in lower prices of raw materials due to inflation in China. Messrs. Liu and Wang agreed to reduce their salaries to $19,004 and $14,253, respectively, for the fiscal year ended June 30, 2012 and executed addendums to their Employment Agreements to this effect (“2012 Addendums”).

In the Ye Employment Agreement between the Company and Mr. Hu Ye, the Company’s former Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15, 2007. However, the Ye Employment Agreement was terminated in December 2010, and as a result, the Ye Options were forfeited. The fair values of Ye Options were estimated at the date of grant with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officers as of June 30, 2012. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Qintai Liu (1)	100,000	-	100,000	6.60	January 8, 2018	-	-	-	-
Yongqiang Wang (2)	10,000	-	10,000	6.60	January 8, 2018	-	-	-	-

2007 Stock Incentive Plan

On January 4, 2008, our board of directors adopted the 2007 Plan, pursuant to which 1,000,000 shares of our common stock are reserved for issuance as awards to employees, consultants and nonemployee directors. The purposes of the 2007 Plan is to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders. Under the 2007 Plan, we are authorized to issue options, stock appreciation rights, restricted stock and other stock-based awards. The 2007 Plan will be administrated by our compensation committee.

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

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal year ended June 30, 2012 and 2011.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tao Jin	2012	30,000	—	—	—	—	—	30,000
	2011	—	—	—	-	—	—	—
Lawrence Lee	2012	30,000	—	—	—	—	—	30,000
	2011	—	—	—	—	—	—	—
Yaojun Liu (1)	2012	30,000	—	27,602	—	—	—	57,602
	2011	30,000	—	27,602	—	—	—	57,602
Fei He (2)	2012	5,000	—		—	—	—	5,000
	2011	30,000	—	27,602	—	—	—	57,602
Winfred Lee (3)	2012	17,500	—	—	—	—	—	17,500
	2011	22,500	—	9,625	—	—	—	32,125

(1)	Mr. Liu was granted 40,000 shares of stock options to purchase our shares.
(2)	Mr. He was granted 40,000 shares of stock options to purchase our shares. Mr. He resigned from his position as director on August 20, 2011 and all of his options were forfeited.
(3)	Mr. Winfred Lee was not elected as director on the annual shareholder meeting held on February 13, 2012. Mr. Lee's option to purchase 10,000 shares of the Company’s common stock was forfeited.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and the Company’s top three most highly compensated officers and (iv) all executive officers and directors as a group as of September 27, 2012. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Shengtai Pharmaceutical, Inc., Hi-Tech Industrial Park of Changle County, Shandong Province, PRC 262400.

As of September 27, 2012, we had 9,584,912 shares outstanding.	Common Stock (1)
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Officers and Directors
Qingtai Liu (1)	3,789,013	39.12%
Yongqiang Wang (2)	10,000	0.10%
Tao Jin	-	-
Lawrence Lee	-	-
Yaojun Liu (3)	26,667	0.28%
Officers and Directors as a Group (5 persons)	3,825,680	39.35%
5% Owners
Pope Investments LLC	1,325,000	13.82%

(1) Includes (i) 3,494,863 shares of our common stock directly owned by Mr. Liu, (ii) 194,150 shares of our common stock owned by Mr. Liu’s spouse, which are deemed to be beneficially owned by Mr. Liu, and (iii) options to 100,000 shares of our common stock with an exercise price of $6.60 per share, which are exercisable within 60 days.

(2) Includes options to purchase10,000 shares of our common stock with an exercise price of $6.60 per share, which are exercisable within 60 days.

(3) Includes options to purchase 26,667 shares of our common stock with an exercise price of $6.60 per share, which are exercisable within 60 days.

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

Weifang Shengtai owned a 30% interest in Changle Shengshi as of June 30, 2004. On April 12, 2005, its percentage ownership in Changle Shengshi was diluted from 30% to 20% due to an additional investment into Changle Shengshi from another party. In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, Weifang Shengtai invested $1,467,000 in Changle Shengshi in March 2010 and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. In 2012, the Company increased its investment of approximately $1,268,000 to Changle Shengshi. Changle Paper increased investment proportionately. After the investment, the Company still owns 20% of Changle Shengshi. As of June 30, 2012, Weifang Shengtai invested approximately $5,567,861 towards its registered capital, which accounts for a 20% share of Changle Shengshi’s paid-in capital.

As an investor and shareholder of Changle Shengshi, Weifang Shengtai enjoys a preferential discount of 70% off the market price of electricity supplied by the plant to Weifang Shengtai. The intercompany profits were eliminated on our financial statements.

Weifang Shengtai had a total of $405,926, and $943,779 of accounts payable and accrued liabilities to Changle Shengshi at June 30, 2012, and 2011, respectively. The utilities expenses amounted to $15,918,448, and $15,573,614, for the years ending June 30, 2012, and 2011, respectively.

From time to time, the Company borrows monies from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 9.6% for the loan period. Employee loan from officer amounted to $37,027 and $36,285 as of June 30, 2012 and 2011, respectively. Interest expense related to this loan was $3,056 and $2,934 for the years ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company advanced $8,029,394 to its purchasing department employees as   purchase advances for corn purchases. This amount is guaranteed by the Company's CEO and president by his personal properties.

 Item 14. Principal Accounting Fees and Services

Aggregate fees billed by our current principal accountants, Kabani & Company, Inc. and Chan & Zhang LLP for audit services related to the most recent fiscal years, and for other professional services were as follows:

	Fiscal 2012		Fiscal 2011
	Kabani & Company	Chan & Zhang LLP	Kabani & Company	Chan & Zhang LLP
Audit Fees (1)	$114,500	$-	$115,025	$-
Audit-Related Feeds	$-	$-	$-	$-
Tax Fees (2)	$-	$5,000	$-	$5,000
All Other Fees	$-	$-	$-	$-
Total	$114,500	$5,000	$115,025	$5,000

45

(1)

Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its Subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Our Audit Committee’s Chairman is Mr. Lawrence Lee and the other members are Mr. Yaojun Liu and Mr. Tao Jin as of June 30, 2012. Our Audit Committee reviews and recommends to our Board of Directors for approval audit and permissible non-audit services performed by Kabani & Company as well as fees charged by them for such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Reference is made to the Index to Financial Statements on Page F-1.

(b)	Exhibits

See Exhibit Index

47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

SHENGTAI PHARMACEUTICAL, INC.
(Registrant)

Date: September 28, 2012	By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer (Principal	September 28, 2012
/s/ Qingtai Liu	Executive Officer) and Director
Qingtai Liu

	Chief Financial Officer (Principal Financial	September 28, 2012
Officer, Principal Accounting Officer),
/s/ Yongqiang Wang	and Director
Yongqiang Wang

/s/ Yaojun Liu	Director	September 28, 2012
Yaojun Liu

/s/ Tao Jin	Director	September 28, 2012
Tao Jin

/s/ Lawrence Lee	Director	September 28, 2012
Lawrence Lee

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shengtai Pharmaceutical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shengtai Pharmaceutical, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengtai Pharmaceutical, Inc. and Subsidiaries as of June 30, 2012, and the consolidated results of its operations and cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

September 28, 2012

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$4,903,303	$4,051,349
Restricted cash	13,084,586	8,972,600
Accounts receivable, net of allowance for doubtful accounts of $1,603,051 and $1,506,470,respectively	12,099,625	8,580,973
Notes receivable	4,590,758	2,815,726
Other receivables	8,862,789	8,359,103
Inventories	29,457,981	13,016,399
Prepayments and other assets	1,023,154	2,296,982
Total current assets	74,022,195	48,093,131

PLANT AND EQUIPMENT, net	80,185,228	77,029,157

CONSTRUCTION IN PROGRESS	1,213,540	4,693,018

EQUITY INVESTMENT	11,704,050	9,132,725

ADVANCE FOR CONSTRUCTION	2,188,892	2,039,929

INTANGIBLE ASSETS, NET	3,271,147	3,251,214

Total assets	$172,585,052	$144,239,174

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,432,615	$9,508,512
Accounts payable and accrued liabilities - related party	405,926	943,779
Notes payable - banks	17,835,706	11,447,800
Short term loans	73,483,997	48,094,740
Accrued liabilities	479,593	917,464
Other payable	1,672,805	2,642,598
Employee loans	295,076	261,938
Other payable - officer	37,027	36,285
Customer deposit	9,610,252	8,954,841
Taxes payable	997,529	1,809,093
Total current liabilities	110,250,526	84,617,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and June 30, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding as of June 30, 2012 and June 30, 2011	9,585	9,585
Additional paid-in capital	21,945,101	21,553,499
Statutory reserves	4,226,125	4,068,822
Retained earnings	27,064,092	26,148,801
Accumulated other comprehensive income	9,089,623	7,841,417
Total stockholders' equity	62,334,526	59,622,124

Total liabilities and stockholders' equity	$172,585,052	$144,239,174

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	ENDED JUNE 30
	2012	2011

NET SALES	$179,029,127	$171,717,866

COST OF SALES	161,705,181	148,594,046

GROSS PROFIT	17,323,946	23,123,820

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,825,104	9,805,044

INCOME FROM OPERATIONS	5,498,842	13,318,776

OTHER INCOME (EXPENSE) :
Earnings on equity investment	921,730	872,630
Non-operating income	766,287	228,746
Non-operating expense	(191,790)	(312,552)
Interest expense and other charges	(6,115,809)	(3,729,444)
Interest income	192,347	119,636
Other income (expense) , net	(4,427,235)	(2,820,984)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,071,607	10,497,792

PROVISION FOR INCOME TAXES	(988)	2,846,741

NET INCOME	1,072,594	7,651,051

OTHER COMPREHENSIVE ITEMS:

Foreign currency translation adjustments	1,248,206	2,636,158

COMPREHENSIVE INCOME	2,320,800	$10,287,210

EARNINGS PER SHARE

Basic and diluted	$0.11	$0.80

WEIGHTED AVERAGE NUMBER OF SHARES

Basic and diluted	9,584,912	9,584,912

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	ENDED JUNE 30
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,072,594	$7,651,051
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	8,001,930	7,153,155
Amortization	59,368	56,632
Bad debt (reduction) provision	60,476	131,463
Share based compensation to employees	27,602	238,684
Earnings on equity investment	(921,730)	(872,630)
Loss on equipment disposal	-	238,387
Change in operating assets and liabilities:
Accounts receivable	(3,355,898)	68,917
Notes receivable	(1,698,109)	(202,150)
Other receivables	(329,985)	(8,127,790)
Inventories	(16,087,045)	(181,050)
Prepayments and other assets	1,320,468	(1,684,476)
Accounts payable	(9,799,190)	(5,913,395)
Accounts payable-related party	(556,931)	-
Accrued liabilities	(96,020)	-
Accrued liabilities - related party	-	663,386
Other payable	(1,026,110)	1,098,802
Customer deposit	440,311	4,477,630
Taxes payable	(849,432)	272,983
Net cash (used in) provided by operating activities	(23,737,700)	5,069,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(1,418,958)	(1,511,200)
Purchase of plant and equipment	(1,226)	(2,018,025)
Additions to construction in progress	(132,788)	(3,626,806)
Increase in land use right	(2,496)	-
Advances for construction	(99,965)	(941,986)
Net cash used in investing activities	(1,655,433)	(8,098,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	(4,111,986)	7,584,304
Borrowings on notes payable - banks	19,581,857	15,263,120
Principal payments on notes payable - banks	(13,501,787)	(22,365,760)
Borrowings on short term loans	97,832,239	56,895,225
Principal payments on short term loans	(73,727,699)	(51,108,784)
Borrowings on employee loans	31,487	107,673
Principal payments on employee loans	(4,723)	(258,482)
Borrowings on long term loans	-	(493,544)
Payments on long term loans	-	4,841,583
Borrowings on third party loan	-	(4,841,583)
Payment on capital lease obligation	-	(5,808,137)
Net cash provided by (used in) financing activities	26,099,389	(184,385)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	145,699	1,127,605

INCREASE DECREASE IN CASH & CASH EQUIVELENTS	851,954	(2,085,198)

CASH & CASH EQUIVALENTS, beginning of year	4,051,349	4,121,541

CASH & CASH EQUIVALENTS, end of year	$4,903,303	$2,036,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest Paid	$4,087,384	$2,995,844
Income taxes	$727,685	$2,098,145

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease of other receivable for acquisition of plant and equipment	$26,449	$-
Transfers of construction in progress-related inventory to plant and equipment	$250,877	$-
Acquisition of plant and equipment on credit	$5,523,141	$5,717,226
Non-cash advances for construction	$-	$1,344,561
Completion of construction-in-progress (transferred to plant and equipment)	$8,883,222	$15,392,980

The accompanying notes are an integral part of these consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

				Retained earnings		Accumulated other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Par value	capital	Reserves	Unrestricted	income	Totals
BALANCE, JUNE 30, 2010	9,584,912	$9,585	$21,314,815	$3,214,800	$19,351,772	$5,205,259	$49,096,231

Net income	-	-	-	-	7,651,051	-	7,651,051
Option issued to employees	-	-	238,684	-	-	-	238,684
Adjustment to statutory reserve	-	-	-	854,022	(854,022)	-	-
Foreign currency translation adjustments	-	-	-	-	-	2,636,158	2,636,158

BALANCE, JUNE 30, 2011	9,584,912	9,585	21,553,499	4,068,822	26,148,801	7,841,417	59,622,124

Net income	-	-	-	-	1,072,594	-	1,072,594
Option issued to employees	-	-	27,602	-	-	-	27,602
Forgiveness of officer's compensation		-	364,000	-	-	-	364,000
Adjustment to statutory reserve	-	-	-	157,303	(157,303)	-	-
Foreign currency translation adjustments	-	-	-	-	-	1,248,206	1,248,206

BALANCE,JUNE 30, 2012	9,584,912	$9,585	$21,945,101	$4,226,125	$27,064,092	$9,089,623	$62,334,526

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

Assets and liabilities were translated at 6.314 RMB and 6.464 RMB to $1.00 at June 30, 2012 and 2011, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for amounts for the years ended June 30, 2012 and 2011 were approximately 6.352 RMB and 6.617 RMB to $1.00, respectively. The statement of cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. For the years ended June 30, 2012 and 2011, shipping and handling costs amounted to $7,173,847 and $5,718,145, respectively.

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

Earnings per share

The Company presents basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2012 and 2011:

	2012	2011
Net income for earnings per share	$1,072,594	$7,651,051

Weighted average shares used in basic and diluted computation	9,584,912	9,584,912

Earnings per share:
Basic and diluted	$0.11	$0.80

At June 30, 2012 and 2011, no warrants or stock options were included in the calculation of diluted earnings per share due to out-of-money status of the warrants and stock options.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that is subject to withdrawal restrictions. These amounts were $13,084,586 and $8,972,600 as of June 30, 2012 and 2011, respectively.

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

The activities in the allowance for doubtful accounts for trade accounts receivable is as follows for the years ended June 30, 2012 and 2011:

	2012	2011
Beginning allowance for doubtful accounts	$1,506,470	$1,306,268
Additions charged to bad debt expense	738,350	1,017,943
Write-off charged against allowance	(677,514)	(883,365)
Foreign currency translation adjustments	35,745	65,624
Ending allowance for doubtful accounts	$1,603,051	$1,506,470

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

Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2012 and 2011, the Company’s bank balances with the Banks in PRC amounted $17,987,762 and $13,017,076, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

The Company’s concentrations of credit risk also relate to trade accounts receivable and accounts payable. There was no customers that individually comprised 10% or more of our sales for fiscal year ended June 30, 2012 and 2011. There was one vendor, Changle Shengshi Redian Co., Ltd, that individually comprised 10.07% or $19,316,616 of the Company’s total purchase for the year ended June 30, 2012. The Company has accounts payable of $405,945 due to Changle Shengshi Redian Co., Ltd. as of June 30, 2012. There was one vendor, Dezhou No.5 Grain and Cooking Oil Warehouse that individually comprised 11.08% or $15,253,993 of the Company’s total purchase for the year ended June 30, 2011. The Company did not have any accounts payable to Dezhou No.5 Grain and Cooking Oil Warehouse as on June 30, 2011.

For export sales, the Company frequently requires significant down payments or letter of credit by its customers prior to shipment. During the year, the Company maintains export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for the years ended June 30, 2012 and 2011, concerning the Company’s revenues based on geographic area:

	2012	2011
Revenue
China	$144,908,068	$133,649,382
International	34,121,059	38,068,484
Total	$179,029,127	$171,717,866

Geographic Information

Geographical distribution of sales to foreign countries which is based on physical shipments to such countries is as follows:

	For the years ended June 30,
Geographical Areas	2012	2011

Korea	$10,306,310	$2,422,365

Netherlands	8,953,547	8,811,720

Malaysia	1,081,688	2,806,438

Indonesia	2,100,334	6,786,489

Others	11,679,180	17,241,472

Total	$34,121,059	$38,068,484

Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consist of the following as of June 30, 2012 and 2011:

	2012	2011
Raw materials	$8,511,716	$2,539,104
Work-in-progress	12,782,232	3,203,585
Finished goods	8,164,032	7,273,710
Total	$29,457,981	$13,016,399

The Company reviews its inventory periodically for possible obsolescence or determination if any reserves are necessary. As of June 30, 2012 and 2011, the Company determined that no reserves were necessary.

Prepayments and other assets

Prepayments represent partial payments or deposits for inventory purchases. These advances amounting to $1,023,154 and $2,296,982 as of June 30, 2012 and 2011, respectively, and are interest free and unsecured.

Advances for construction

As of June 30, 2012 and 2011, advances for construction amounted to $2,188,892 and $2,039,929, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

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

Long-lived assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2012 and 2011, the Company expects these assets to be fully recoverable.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investee's net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. (Note 5)

Intangible assets

Intangible assets consist of the following:

	June 30, 2012	June 30, 2011

Land use rights	$3,711,034	$3,625,020
Less: accumulated amortization	(446,084)	(378,696)
Land use rights, net	3,264,950	3,246,324

Software	10,886	8,181
Less: accumulated amortization	(4,689)	(3,291)
Software, net	6,197	4,890
Total intangible assets, net	$3,271,147	$3,251,214

Intangible assets are primarily comprised of land use rights, which are pledged as collateral for bank loans as of June 30, 2012 and 2011. The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company amortizes the cost of land use rights over the usage terms using the straight-line method.

The Company increased $2,511 for software upgrade during the year ended June 30, 2012.

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2012 and 2011, the Company determined that there had been no impairment. For the years ended June 30, 2012 and 2011, amortization expense relating to these intangible assets amounted to $59,368 and $56,632, respectively.

The following table consists of the expected amortization expenses for the next five years and thereafter:

Amount
Years ending June 30,
2013	$59,368
2014	59,368
2015	59,368
2016	59,368
2017	59,368
Thereafter	2,974,307
Total	$3,271,147

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

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, "Accounting for Income Taxes").  Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2012 and 2011, the Company does not have material deferred taxes for its China operation. The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has only net loss generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2012 and 2011. The Group believes that the realization of the benefits arising from this loss appears to be uncertain due to its limited operating history and continuing losses for United States income tax purses. Accordingly, the company has provided 100% valuation allowance at the year end for its United States operation.

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

VAT on sales and VAT on purchases amounted to $23,215,964 and $25,124,814, respectively, for the year ended June 30, 2012. VAT on sales and VAT on purchases amounted to $21,725,658 and $21,718,996, respectively, for the year ended June 30, 2011. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Guarantees

From time to time, the Company guarantees the debt of others unrelated to the Company. The Company records guarantees at the fair value of the expected future payments. However, as of June 30, 2012, the Company estimates that it will not be required to make any payments under these guarantees based on the past experience and the financial condition of the companies to which the guarantees were made.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance in 2012 did not impact the Company’s financial position, results of operations or cash flows.

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

Note 3 - Other receivables

Other receivables amounted to $8,862,789 and $8,359,103 as of June 30, 2012 and 2011, respectively. Other receivables include receivables from unrelated parties and they are receivables not related for sales.

As of June 30, 2012 and 2011, the other receivables include Company's advances of $8,029,394 and $6,961,500 from its purchasing department employees as purchase advances for corn purchases. This amount is guaranteed by the Company's CEO and president by his personal properties.

Note 4 - Plant and equipment and Construction-in-progress

Plant and equipment and construction-in-progress consist of the following as of June 30, 2012 and 2011:

	2012	2011
Buildings and improvements	$39,894,378	$38,354,966
Machinery and equipment	79,344,073	69,170,960
Automobiles	804,128	736,800
Electronic equipment	793,370	611,950
Construction-in-progress	1,213,540	4,693,018
Total	122,049,489	113,567,693
Accumulated depreciation and amortization	(40,650,721)	(31,845,519)
Plant and equipment, net and Construction-in-Progress	$81,398,768	$81,722,175

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the years ended June 30, 2012 and 2011 amounted to $8,001,930 and $7,153,155, respectively. Interest costs totaling $275,699 and $872,756 were capitalized into construction-in-progress for the years ended June 30, 2012 and 2011, respectively.

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

Summarized financial information of Changle Shengshi is as follows as of June 30, 2012 and 2011:

	2012	2011
Current assets	$44,428,796	$45,545,505
Non-current assets	77,391,817	71,950,385
Total assets	$121,820,613	$117,495,890

Current liabilities	65,866,866	63,492,149
Non-current liabilities	499,181	17,457,647
Shareholders' equity	55,454,566	36,546,094
Total liabilities and shareholders' equity	$121,820,613	$117,495,890

Equity Investment Reconciliation is as follows as of June 30, 2012 and 2011:

	2012	2011

Beginning balance	$9,132,725	$6,372,294
Additional investment	1,418,958	1,511,200
Company's share of net income	921,730	872,630
Translation adjustment	230,637	376,601
Ending balance	$11,704,050	$9,132,725

Summarized financial information of Changle Shengshi is as follows for the years ended June 30, 2012 and 2011:

	2012	2011
Net sales	$98,663,592	$80,112,797
Gross profit	7,011,274	11,527,071
Income before taxes	7,208,146	5,817,531
Net Income	$5,406,110	$4,363,148

Company's share of net income	1,081,222	872,630

Elimination of intercompany profit	159,492	-

Company's share of net income as reported in
statements of income	$921,730	$872,630

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, during the year ended June 30, 2012, the Company increased investment in Changle Shengshi by 8,000,000 RMB (approximately $1.42 million) and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. After the investment, the Company still owns 20% of Changle Shengshi.

Note 6 - Related party transactions

Accounts payable and accrued liabilities - related party

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi (See Note 5). As of June 30, 2012 and 2011, the Company’s accounts payable and accrued liabilities due to Changle Shengshi was $405,945 and $943,779, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s utilities expense amounted to approximately $15,918,448 and $15,573,614 for the years ended June 30, 2012 and 2011, respectively.

Other Payable- Officer

From time to time, the Company borrows money from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 9.6% for the loan period. Employee loan from officer amounted to $37,027 and $36,285 as of June 30, 2012 and 2011, respectively. Interest expense related to this loan was $3,056 and $2,934 for the years ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company advanced $8,029,394 to its purchasing department employees as   purchase advances for corn purchases. This amount is guaranteed by the Company's CEO and president by his personal properties.

Note 7 - Debt

Short term loans

Short term loans represent amounts due to various banks that are normally due within one year, and these loans can be renewed with the banks. As of June 30, 2012 and 2011, the Company’s short term bank loans consisted of the following:

	June 30, 2012	June 30, 2011
Loans from Bank of China, due various dates from October 2012 to May 2013; quarterly interest only payments; interest rates ranging from 6.10% to 7.544% per annum, guaranteed by an unrelated third party, unsecured.	$20,271,447	$20,094,040

Loans from Industrial and Commercial Bank of China, due various dates from September 2012 to May 2013; $1,583,707 was returned by reporting date, $13,936,620 was on default by reporting date; monthly interest only payments; interest rates ranging from 6.9536% to 7.216% per annum, guaranteed by an unrelated third party and certain collateral, unsecured.	15,520,327	10,983,700

Loan from Agriculture Bank of China, due from September 2012 to November 2012; $3,167,413 was returned by reporting date, $3,167,414 was on default by reporting date; monthly interest only payments; interest rate of 7.216% per annum, guaranteed by an unrelated third party, unsecured.	6,334,827	4,641,000

Loan from Qingdao Bank, due June 2012, monthly interest only payments; interest rate of 7.544% per annum, guaranteed by an unrelated third party, unsecured.	-	3,094,000

Loan from Shenzhen Development Bank, due September 2012, $3,484,155 was returned by reporting date; monthly interest only payments; interest rate of 7.544% per annum, guaranteed by an unrelated third party, unsecured.	3,484,155	3,403,400

Loan from China Merchants Bank, due April 2013,; monthly interest only payments; interest rate of 7.544% per annum, secured by certain properties.	3,167,414	3,094,000

Loan from Zhongxin Bank, due March 2013, monthly interest only payments; interest rate of 7.872% per annum, guaranteed by certain collateral, unsecured	1,583,707	1,237,600

Loan from Bank of Communications, due August 2012, $4,751,120 was returned by reporting date; monthly interest only payments; interest rates of 7.544% per annum, guaranteed by an unrelated third party, unsecured	4,751,120	-

Loans from China Construction Bank, due from April 2012 to May 2013, $7,918,534 was returned by reporting date, $7,285,052 was on default by reporting date; monthly interest only payments; interest rates ranging from 6.56% to 7.32% per annum, guaranteed by certain collateral, unsecured	15,203,586	-

Loan from Minsheng Bank, due October 2012, monthly interest only payments; interest rate of 8.528% per annum, guaranteed by an unrelated third party, unsecured	3,167,414	1,547,000
Total	$73,483,997	$48,094,740

Notes payable - banks

Notes payable represent amounts due to various banks which are normally due within one year, and these notes can be renewed with the banks. As of June 30, 2012 and 2011, the Company’s notes payables consisted of the following:

	June 30,	June 30,
	2012	2011
Bank of China, due various dates from July 2012 to November 2012, and restricted cash required 100% of loan amount. $1,583,707 and $430,768 were returned in July and August 2012, respectively. $2,169,678 was on default by reporting date.	$4,184,153	$3,094,000

Sheng Development Bank, due September 2012, and restricted cash required 100% of loan amount; $3,167,414 was returned by reporting date.	3,167,414	3,403,400

Weifang Bank, due August 2012, and restricted cash required 50% of loan amount; $6,334,827 was returned by reporting date.	6,334,827	4,950,400

China Merchants Bank, due July 2012, and restricted cash required 100% of loan amount. $190,045 was returned in July 2012.	190,045	-

Zhongxin Bank, due September 2012, $ was returned by reporting date, $ was on default; and restricted cash required 50% of loan amount; $3,167,414 was returned by reporting date.	3,167,414	-

Qingdao Bank, due November 2012, and restricted cash required 100% of loan amount	791,583	-

Total	$17,835,706	$11,447,800

Employee loans

From time to time, the Company borrows money from certain employees for cash flow purposes of the Company. These loans do not require collateral, and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first six months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. In January 2010, the interest rate was changed to 9.6%. Employee loans amounted to $295,076 and $261,938 as of June 30, 2012 and 2011, respectively. Interest expense related to these loans was $ 27,379 for the year ended June 30, 2012 and $ 32, 645 for the year 2011, respectively.

Interest

Total interest expense and financial charges, net of capitalized interest, on all debt for the years ended June 30, 2012 and 2011, amounted to $6,079,464 and $3,578,615, respectively. Interest capitalized into construction-in-progress totaled $275,699 and $872,756 for the years ended June 30, 2012 and 2011, respectively.

Note 8 - Income taxes

Starting on September 1, 2009, the Company is subject to a 25% income tax rate pursuant to the Income Tax Laws of PRC.

Income tax provision-current for the years ended June 30, 2012 and 2011 amounted to $393,010 and $2,846,741, respectively, as follows:

	2012	2011
Current tax	$393,010	2,846,741

Deferred tax	-	-

Total	$393,010	$2,846,741

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	2012	2011
U.S. Statutory rates	34%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

Chinese income taxes	25.0	25.0

Other items (a)	0	2.0

Total provision for income taxes-current	25%	27.0%

(a)	The 0% and 2.0% represents the fact that certain (income) expenses (such as tax refund and stock option expense) incurred by the Company and Shengtai Holding, Inc. which were not deductible in the PRC for the year ended June 30, 2012 and 2011.

For the year ended June 30, 2012 and 2011, the Company’s effective tax rate were 25% and 27.0%, respectively. Income before income taxes includes losses from non-Chinese entities, which are not deductible.  After adjusting the non-Chinese entities losses, the Company’s effective rate was equivalent to the effective rate in China.

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2012 and 2011 for the following reasons:

For the Year ended June 30, 2012	China		United States		Total
	25%		34%
Pretax income	$1,572,041		$(500,434)		$1,071,607

Expected income tax expense (benefit)	393,010	25.00%	(170,148)	34.00%	222,862
Non-taxable income	-	-	-	-	-
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	170,148	-34.00%	170,148

Actual tax expense	$393,010	25%	$-	-%	$393,010

For the Year ended June 30, 2011	China		United States		Total
	25%		34%
Pretax income	$111,386,963		$(889,171)		$10,497,792

Expected income tax expense (benefit)	2,846,741	25%	(302,318)	34%	2,544,423
Non-taxable income	-	-	-	-	-
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	302,318	(34)%	302,318
Actual tax expense	$2,846,741	25%	$-	-%	$2,846,741

During the year ended June 30, 2012, the Company received income tax refund of $393,998.

Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc. were incorporated in the United States and for the United States income tax purposes, have accumulated net operating loss carry forwards $620,332 and $275,508 for the years ended June 30, 2012 and 2012, respectively. Deferred tax assets are amounting to $210,913 and $93,673 for the years then ended June 30, 2012 and 2011, respectively. For the United States income tax purposes, the tax benefits from the net operating loss carry forwards, which may be available to reduce future years’ taxable income, amounting $847,610 and $636,697 as of June 30, 2012 and 2011, respectively. The Company’s management believes that the utilization of the tax benefits from the net operating loss carry forwards appears uncertain due to the Company’s limited operating history and continuing losses expected at Shengtai Pharmaceutical, Inc. and Shengtai Holding, Inc., therefore, the Company has applied 100% valuation allowance to the deferred tax benefits to reduce the deferred asset to zero.

As of June 30, 2012, the Company’s foreign subsidiary has cumulative undistributed earnings of $37,374,321 that is included in consolidated retained earnings and will continue to be indefinitely reinvested in foreign operations. No provision has been made for the United States deferred taxes related to future repatriation of these cumulative undistributed earnings, nor is it practicable to estimate the amount of income taxes that would incur if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following as of June 30, 2012 and 2011:

	2012	2011
VAT payable	$556,764	$556,448

Individual income tax withheld	3,946	2,240

Income tax payable	395,424	1,171,531

Housing property tax payable	(30,543)	20,557

Others	71,938	58,318

Total taxes payable	$997,529	$1,809,094

Note 9 - Commitments and Contingencies

Guarantees

As of June 30, 2012, the Company had guaranteed loans on behalf of three unrelated parties. The Company is obligated to perform under the guarantee if those guarantee companies fail to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $8.34 million for those guarantee companies, including accrued interest. However, the guarantees given by the Company have been fully secured by the Company’s CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that those companies are current in their payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to unrelated parties for their short term bank loans as of June 30, 2012 and 2011 are as follows:

Company	2012	2011

Yuanli Chemical Engineering Inc.	$4,751,120	$4,641,000
Qingdao Shizhan Technology Co., Ltd	1,583,707	1,547,000
Weifang Century-Light Industry Co., Ltd	1,583,707	1,547,000
Total	$7,918,534	$7,735,000

As of June 30, 2012, Weifang Century-Light Industry Co., Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,651,569 and $4,751,120 for the Company, respectively.

As of June 30, 2011, Weifang Century-Light Industry Co., Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,497,400 and $4,641,000 for the Company, respectively.

Litigation

In April 2012, several law firms announced investigation of the Company in connection with the receipt of a going private proposal from Chairman and Chief Executive Officer Mr. Liu to acquire common stock at $1.65 per share in cash. To the best of our knowledge, no actions have been filed against the Company or its current officers and directors as of the date of this annual report.

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

All warrants were expired as of June 30, 2012.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2010	2,199,473	2,199,473	$5.20	1.88

Granted	-	-	-	-

Forfeited	-	-	-	-

Exercised	-	-	-	-

Outstanding, June 30, 2011	2,199,473	2,199,473	5.20	0.88

Granted	-	-	-	-

Forfeited	2,199,473	2,199,473	(5.20)	-

Exercised	-	-	-	-

Outstanding, June 30, 2012	-	-	$-	-

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

Weighted average risk-free interest ratet	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended June 30, 2012:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	342,500	$5.95	$-

Granted	80,000	5.2	160,000

Forfeited	(167,500)	5.35	-

Exercised	-	-	-

Outstanding, June 30, 2011	255,000	6.22	1,274,500

Granted	-	-	-

Forfeited	(65,000)	5.74	-

Exercised	-	-	-

Outstanding, June 30, 2012	190,000	$6.31	$903,500

The Employment Agreement between the Company and Mr. Fei He was terminated in August 2011.

The Company’s forfeiture rate for the year ended June 30, 2012 is 25.5%.

Following is a summary of the status of options outstanding at June 30, 2012:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$6.31	190,000	6.43	$6.39	176,667

Compensation expense from stock options recognized for the years ended June 30, 2012 and 2011 were $27,602 and $238,684, respectively. As of June 30, 2012, there is $27,602 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2012 and 2011, the Company transferred $157,303 and $854,022, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of June 30, 2012 the Company had appropriated to the statutory reserve approximately $4,200,000. The Company plans to contribute $3,300,000 in the future.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of June 30, 2012.

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

Note 13 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the years ended June 30, 2012 and 2011, the Company made contributions in the amounts of $577,322 and $449,874, respectively, to the Company’s retirement plan.

Note 14 - Subsequent events

In July 2012, the Company obtained a short term bank loan of $2,375,560 from Qingdao Bank, due January 2013; monthly interest only payments; interest rates of 6.0% per annum, guaranteed by certain collateral, unsecured.

In August 2012, the Company obtained a short term bank loan of $4,751,120 from China Construction Bank, due July 2013; monthly interest only payments; interest rates of 6.0% per annum, guaranteed by certain collateral, unsecured.

 In August 2012, the Company obtained a short term bank loan of $3,167,414 from China Construction Bank, due July 2013; monthly interest only payments; interest rates of 6.0% per annum, guaranteed by certain collateral, unsecured.

In August 2012, the Company obtained a short term loan of $4,751,120 form Bank of Communication, due August 2013;monthly interest only payments; interest rate of 6.60% per annum, guaranteed by certain collateral, unsecured.

In September 2012, the Company obtained a short term loan of $3,167,414 form Agriculture Bank of China, due September 2013; monthly interest only payments; interest rate of 7.20% per annum, guaranteed by certain collateral, unsecured.

In September 2012, the Company obtained a short term loan of $1,583,707 form Industrial and Commercial Bank of China, due July 2013; monthly interest only payments; interest rate of 6.60% per annum, guaranteed by certain collateral, unsecured.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

3.2	Certificate of Amendment filed with Secretary of State of Delaware on November 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 2010).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

4.1	Form of Warrants to Investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312) .

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.3	Research and Development Agreement between Hebei University and Technology of the Company, dated December 8, 2010. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.4	Employment Agreement between the Company and Qingtai Liu, dated July 8 th , 2009 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.5	Employment Agreement between the Company and Yongqiang Wang, dated September 1st , 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.6	2010 Addendum between the Company and Qingtai Liu, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.7	2010 Addendum between the Company and Yongqiang Wang, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.8	2011 Addendum between the Company and Qingtai Liu, dated June 30, 2011(incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.9	2011 Addendum between the Company and Yongqiang Wang, dated June 30, 2011(incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.10	2012 Addendum between the Company and Qingtai Liu, dated June 30, 2012*

10.11	2012 Addendum between the Company and Yongqiang Wang, dated June 30, 2012*

16.1	Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

49

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

* filed herewith

**	The Exhibits attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

50