Form 10-Q
period 2012-09-30
Shengtai Pharmaceutical, Inc.
filed 2012-11-14
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30,	June 30,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$9,487,764	$4,903,303
Restricted cash	7,010,195	13,084,586
Accounts receivable, net of allowance for doubtful accounts of $1,989,045 and $1,603,051,respectively	9,887,273	12,099,625
Notes receivable	4,243,459	4,590,758
Other receivables	5,918,337	8,862,789
Inventories	32,083,824	29,457,981
Prepayments and other assets	1,986,828	1,023,154
Total current assets	70,617,681	74,022,195

PLANT AND EQUIPMENT, net	78,494,877	80,185,228

CONSTRUCTION IN PROGRESS	3,409,340	1,213,540

EQUITY INVESTMENT	11,972,328	11,704,050

ADVANCE FOR CONSTRUCTION	1,483,711	2,188,892

INTANGIBLE ASSETS, NET	3,259,903	3,271,147

Total assets	$169,237,841	$172,585,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,858,443	$5,432,615
Accounts payable and accrued liabilities - related party	980,243	405,926
Notes payable - banks	8,590,848	17,835,706
Short term bank loans	75,540,520	73,483,997
Accrued liabilities	542,819	479,593
Other payable	1,318,385	1,672,805
Employee loans	292,926	295,076
Other payable - officer	36,965	37,027
Customer deposit	10,512,128	9,610,252
Taxes payable	1,154,607	997,529
Total current liabilities	106,827,885	110,250,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and June 30, 2012	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding as of September 30, 2012 and June 30, 2012	9,585	9,585
Additional paid-in capital	21,945,101	21,945,101
Statutory reserves	4,257,449	4,226,125
Retained earnings	27,229,069	27,064,092
Accumulated other comprehensive income	8,968,752	9,089,623
Total stockholders' equity	62,409,956	62,334,526

Total liabilities and stockholders' equity	$169,237,841	$172,585,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

Unaudited

	THREE MONTHS ENDED SEPTEMBER 30
	2012	2011

NET SALES	$48,744,643	$40,055,448

COST OF SALES	43,686,665	36,670,401

GROSS PROFIT	5,057,978	3,385,047

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,289,698	2,152,615

INCOME FROM OPERATIONS	1,768,280	1,232,432

OTHER INCOME (EXPENSE) :
Earnings on equity investment	239,009	273,914
Non-operating income	2,991	591,467
Non-operating expense	(160,787)	(7,481)
Interest expense and other charges	(1,681,995)	(843,111)
Interest income	125,128	4,726
Other income (expense) , net	(1,475,654)	19,514

INCOME BEFORE PROVISION FOR INCOME TAXES	292,626	1,251,946

PROVISION FOR INCOME TAXES	96,326	368,389

NET INCOME	196,301	883,557

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	(120,872)	473,875

COMPREHENSIVE INCOME	75,429	1,357,432

EARNINGS PER SHARE
Basic and diluted	$0.02	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	9,584,912	9,584,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	THREE MONTHS ENDED SEPTEMBER 30
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,301	$883,557
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	2,272,344	1,896,910
Amortization	15,260	14,689
Bad debt (reduction) provision	389,134	(371,317)
Share based compensation to employees	-	6,900
Earnings on equity investment	(239,009)	(273,914)
Change in operating assets and liabilities:
Accounts receivable	1,800,161	1,088,222
Notes receivable	338,489	(4,076,734)
Other receivables	2,927,509	(5,395,534)
Inventories	(2,803,715)	(587,134)
Prepayments and other assets	(965,770)	1,635,692
Accounts payable and accrued liabilities	(351,711)	(5,993,088)
Accounts payable and accrued liabilities - related party	562,960	(586,610)
Other payable	(351,258)	(719,296)
Customer deposit	920,524	(1,283,359)
Taxes payable	159,023	(385,814)
Net cash provided by (used in) operating activities	4,870,243	(14,146,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	-	(1,249,440)
Purchase of plant and equipment	(1,079)	(1,076)
Additions to construction in progress	(0)	(6,054)
Increase in land use right	(10,323)	(2,476)
Advances for construction	701,048	(13,732)
Loan to related party - non-current	-	-
Net cash provided by (used in) investing activities	689,646	(1,272,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	6,074,390	-
Borrowings on notes payable - banks	5,635,740	-
Principal payments on notes payable - banks	(14,847,369)	-
Borrowings on short term loans	29,705,345	18,116,880
Principal payments on short term loans	(27,506,837)	(3,201,690)
Borrowings on employee loans	-	31,236
Principal payments on employee loans	(1,581)	-

Net cash (used in) provided by financing activities	(940,312)	14,946,426

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(35,116)	39,147

INCREASE (DECREASE) IN CASH & CASH EQUIVELENTS	4,584,461	(434,036)

CASH & CASH EQUIVALENTS, beginning of year	4,903,303	4,051,349

CASH & CASH EQUIVALENTS, end of year	$9,487,764	$3,617,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest Paid	$1,433,176	$783,614
Income taxes	$1,070	$404,936

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease of other receivable for acquisition of plant and equipment	$221	$20,569
Transfers of construction in progress-related inventory to plant and equipment	$114,073	$61,400
Acquisition of plant and equipment on credit	$2,782,286	$779,368
Completion of construction-in-progress (transferred to plant and equipment)	$733,283	$73,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Note 2 – Accounting policies

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2012 Form 10-K filed on September 28, 2012 with the U.S. Securities and Exchange Commission.

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

Note 3 – Earnings per share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The components of basic and diluted earnings per share consisted of the following:

	Three months ended September 30,
	2012	2011

Net income for earnings per share	$196,301	$883,557
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.02	$0.09

The Company’s warrants and stock options were not included in the calculation of diluted earnings per share for the three months ended September 30, 2012 and 2011 as the effect would be anti-dilutive.

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

The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2012 and June 30, 2012, the Company’s bank balances with the banks and cash in hand in PRC amounted to $16,486,679 and $17,987,762, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

For the three months ended September 30, 2012 and 2011, there were no customers that individually comprised 10% or more of the Company’s total revenues.

The Company has one vendor, Changle Shengshi Redian Co.,Ltd. that individually comprised 10.96% or $5,336,545 of the Company’s total purchase for the three months ended September 30, 2012. The Company has one vendor, Dezhou No.5 Grain and Cooking Oil Warehouse that individually comprised 33.06% or $11,516,774 of the Company’s total purchase for the three months ended September 30, 2011.

For export sales, the Company frequently requires significant down payments or letter of credit from its customers prior to shipment. During the year, the Company maintained export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for Company’s revenues based on geographic area:

	Three months ended
	September 30
	2012	2011
Revenue
China	$40,088,318	$32,471,895
International	8,656,325	7,583,553
Total	$48,744,643	$40,055,448

Note 5 - Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $7,010,195 and $13,084,586 as of September 30, 2012 and June 30, 2012, respectively.

Note 6 - Other receivables

Other receivables include receivables from unrelated parties for transactions other than sales. Other receivables amounted to $5,918,337 and $8,862,789 as of September 30, 2012 and June 30, 2012, respectively.

The other receivables include Company's advances to employees of $4,220,343 and $8,029,394 to purchase corn as of September 30, 2012 and June 30, 2012, respectively. These are advances to its purchasing department employees as purchase advances for corn purchases. This amount is 100% secured by the personal assets of the Company’s CEO as the guarantee extended by him.

Note 7 - Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consisted of the following:

	September 30,	June 30,
	2012	2012
Raw materials	$2,234,040	$8,511,716
Work-in-progress	13,754,810	12,782,232
Finished goods	16,094,974	8,164,032
Total	$32,083,824	$29,457,980

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2012, the Company has determined that no reserves are necessary.

Note 8 - Prepayments and other assets

Prepayments and other assets mainly represent partial payments or deposits for inventory and equipment and other purchases and services. Prepayments and other assets mainly represent partial payments or deposits for repairing parts, decorating fee, monitoring system, consulting services, gardening fee, and other fees. Prepayments and other assets amounted to $1,986,828 and $1,023,154 as of September 30, 2012 and June 30, 2012, respectively.

Note 9 - Plant and equipment and construction-in-progress

Plant and equipment and construction-in-progress consisted of the following:

	September 30, 2012	June 30, 2012
Buildings	$39,820,140	$39,894,378
Machinery and equipment	79,923,096	79,344,073
Automobile	802,577	804,128
Electronic equipment	793,451	793,370
Construction-in-progress	3,409,340	1,213,540
Total	124,748,604	122,049,489
Accumulated depreciation and amortization	(42,844,386)	(40,650,721)
Plant and equipment, net and construction-in-progress	$81,904,218	$81,398,768

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended September 30, 2012 and 2011 amounted to $2,272,344 and $1,896,910, respectively. Interest costs totaling $63,569 and $81,049 were capitalized into construction-in-progress for the three months ended September 30, 2012 and 2011, respectively.

Note 10 - Equity investment

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

Summarized financial information of Changle Shengshi is as follows:

	September 30,	June 30,
	2012	2012
Current assets	$50,141,383	$44,428,796
Non-current assets	77,101,123	77,391,817
Total assets	$127,242,506	$121,820,613

Current liabilities	$64,596,262	$65,866,866
Non-current liabilities	2,690,607	499,181
Stockholders' equity	59,955,637	55,454,566
Total liabilities and stockholders' equity	$127,242,506	$121,820,613

Equity Investment Reconciliation is as follows as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012

Beginning balance	$11,704,050	$9,132,725
Additional investment	-	1,418,958
Company's share of net income	239,009	921,730
Translation adjustment	29,269	230,637
Ending balance	$11,972,328	$11,704,050

Summarized financial information of Changle Shengshi is as follows for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Net sales	$25,872,540	$24,428,105
Gross profit	5,431,575	3,031,766
Income before taxes	1,939,237	2,041,377
Net Income	1,454,428	1,531,033
Company's share of net income	290,886	306,207
Elimination of intercompany profit	51,877	32,293
Company's share of net income as reported in statements of income	$239,009	$273,914

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, during the year ended June 30, 2012, the Company increased investment in Changle Shengshi by 8,000,000 RMB (approximately $1.26 million) and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. After the investment, the Company still owns 20% of Changle Shengshi.

Note 11 - Advance for construction

Advances amounted to $1,483,711 and $2,188,892 as of September 30, 2012 and June 30 2012, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Note 12 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2012	June 30, 2012
Land use rights	$3,703,878	$3,711,034
Less: accumulated amortization	(459,796)	(446,084)
Land use rights, net	3,244,081	3,264,950

Software	21,186	10,886
Less: accumulated amortization	(5,364)	(4,689)
Software, net	15,822	6,197
Total intangible assets, net	$3,259,903	$3,271,147

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2012 and June 30, 2012, the Company determined that there had been no impairment. For the three months ended September 30, 2012 and June 30, 2012, amortization expense relating to these intangible assets amounted to $15,260 and $59,368, respectively. The Company increased $10,322 and $2,511 for software upgrade during the quarter ended September 30, 2012 and during the year ended June 30, 2012, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended September 30,	Amount
2013	$56,000
2014	56,000
2015	56,000
2016	56,000
2017	56,000
Thereafter	2,979,903
Total	$3,259,903

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

VAT on sales and VAT on purchases amounted to $6,627,171 and $6,870,394, respectively, for the three month ended September 30, 2012. VAT on sales and VAT on purchases amounted to $5,384,598 and $5,878,878, respectively, for the three months ended September 30, 2011. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Note 14 - Notes payable

Notes payable represents arrangements with various banks for payments to suppliers, which are normally due within one year. However, these notes can typically be renewed with the banks on an annual basis. As of September 30, 2012 and June 30, 2012, the Company’s notes payables consisted of the following:

	September 30,	June 30,
	2012	2012
Bank of China, due various dates from October 2012 to February 2013, and restricted cash required 100% of loan amount; $584,842 was returned in October 2012.	$2,742,433	$4,184,153

Shenzhen Development Bank, due September 2012, and restricted cash required 100% of loan amount	-	3,167,414

Weifang Bank, due August 2012, and restricted cash required 50% of loan amount	-	6,334,827

China Merchants Bank, due July 2012, and restricted cash required 100% of loan amount	-	190,045

Bank of Communication, due February 2013, and restricted cash required 100% of loan amount	1,896,783	-

Zhongxin Bank, due March 2013, and restricted cash required 50% of loan amount	3,161,306	3,167,414

Qingdao Bank, due November 2012 and returned in full as of reporting date, and restricted cash required 100% of loan amount.	790,326	791,583

Total	$8,590,848	$17,835,706

Note 15 - Short term bank loans

Short term bank loans represent amounts due to various banks that are normally due within one year. However, these loans can typically be renewed with the banks on an annual basis. As of September 30, 2012 and June 30, 2012, the Company’s short term bank loans consisted of the following:

	September 30	June 30
	2012	2012

Loans from Bank of China, due various dates from September 2012 to May 2013; $4,741,958 was returned in October 2012; quarterly interest only payments; interest rates ranging from 6.10% to 7.544% per annum, guaranteed by an unrelated third party, unsecured.	$20,059,606	$20,271,447

Loans from Industrial and Commercial Bank of China, due various dates from November 2012 to July 2013; monthly interest only payments; interest rates ranging from 6.60% to 7.216% per annum, guaranteed by an unrelated third party and certain collateral, unsecured.	15,490,398	15,520,327

Loan from Agriculture Bank of China, due from November 2012 to September 2013; monthly interest only payments; interest rates ranging from 7.20% to 7.216% per annum, guaranteed by an unrelated third party, unsecured.	6,322,611	6,334,827

Loan from Qingdao Bank, due December 2012, monthly interest only payments; interest rates of 7.0% per annum, guaranteed by an unrelated third party, unsecured.	2,370,979	-

Loan from Shenzhen Development Bank, due September 2013, monthly interest only payments; interest rates of 6.6% per annum, guaranteed by an unrelated third party, unsecured.	3,477,436	3,484,155

Loan from China Merchants Bank, due April 2013, monthly interest only payments; interest rate of 7.544% per annum, secured by certain properties.	3,161,306	3,167,414

Loan from Bank of Communications, due August 2013, monthly interest only payments; interest rates of 6.6% per annum, guaranteed by an unrelated third party, unsecured	4,741,958	4,751,120

Loan from China Construction Bank, due from October 2012 to July 2013, $3,951,632 was returned in October 2012; monthly interest only payments; interest rate ranging from 6.56% to 7.2% per annum, guaranteed by certain collateral, unsecured	15,174,267	15,203,586

Loan from Minsheng Bank, due October 2012, and returned in full as of reporting date, monthly interest only payments; interest rates ranging from 6.56% to 8.528% per annum, guaranteed by an unrelated third party, unsecured	3,161,306	3,167,414

Loan from Zhongxin Bank, due March 2013, monthly interest only payments; interest rate ranging from 6.56% to 7.872% per annum, guaranteed by certain collateral, unsecured	1,580,653	1,583,707

Total	$75,540,520	$73,483,997

Short term bank loan interest expenses, net of capitalized interest amounted to $1,433,176 and $783,614 for the three months ended September 30, 2012 and 2011, respectively.

Note 16 - Employee loans

From time to time, the Company borrows money from certain employees for cash flow purposes. These loans accrue interest at 9.6%, do not require collateral, and the principal is due upon demand. Employee loans amounted to $292,926 and 295,076 as of September 30, 2012 and June 30, 2012, respectively. Interest expense related to these loans were approximately $7,031 and $6,597 for the three months ended September 30, 2012 and 2011, respectively.

Note 17 - Income taxes

Our effective tax rates were approximately 33% and 29% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

Note 18 - Commitments and contingent liabilities

Guarantees

As of September 30, 2012, the Company had guaranteed loans on behalf of the unrelated party. The Company is obligated to perform under the guarantee if the guarantee company fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $1.66 million for the guarantee company, including accrued interest. However, the guarantee given by the Company have been fully secured by their CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that the company is current in the payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to unrelated parties as of September 30, 2012 are as follows:

Short Term
Company	Bank Loans

Qingdao Shizhan Technology Co., Ltd	$1,580,653
Total	$1,580,653

As of September 30, 2012, Weifang Century-Light Industry Co., Ltd and Yuanli Chemical Engineering Inc. guaranteed $6,638,742 and $4,741,958 for the Company, respectively.

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

All warrants were expired as of June 30, 2012. No warrants were issued for three months ending September 30, 2012.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2011	2,199,473	2,199,473	$5.20	0.88
Expired	(2,199,473)	(2,199,473)
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2012	-	-	$-	-

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

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended September 30, 2012:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	255,000	$6.22	$1,274,500

Granted

Forfeited	(65,000)	5.74	-

Exercised	-	-	-

Outstanding, June 30, 2012	190,000	6.31	903,500

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, September 30, 2012	190,000	$6.31	$895,900

The Company’s forfeiture rate for the year ended September 30, 2012 is 0%.

Following is a summary of the status of options outstanding at September 30, 2012:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$6.31	190,000	6.17	$6.39	176,667

Compensation expense from stock options recognized for the three months ended September 30, 2012 and 2011 were $0 and $6,900, respectively. As of September 30, 2012, there is $27,602 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to stockholders. For the three months ended September 30, 2012 and 2011, the Company transferred $31,324 and $110,517 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of September 30, 2012 the Company had appropriated to the statutory reserve $4,257,449.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of September 30, 2012.

Note 21 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended September 30, 2012 and 2011, the Company made contributions in the amounts of $155,251 and $141,372, respectively, to the Company’s retirement plan.

Note 22 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi. As of September 30, 2012 and June 30, 2012, the Company’s accounts payable due to Changle Shengshi was $980,243 and $405,926, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s transaction amounts with Changle Shengshi amounted to approximately $4,614,102 and $3,434,972 for the three months ended September 30, 2012 and 2011, respectively.

From time to time, the Company borrows money from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first nine months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $36,965 and $37,027 as of September 30, 2012 and June 30, 2012, respectively. Interest expense related to this loan was approximately $767 and $3,056 for the three months ended September 30, 2012 and June 30, 2012, respectively.

As of September 30, 2012, the other receivable includes Company's advances of $4,220,343, to its purchasing department employees as purchase advances for corn purchases. This amount is secured by the personal assets of CEO as per guarantee extended by him.

Note 23 - Subsequent events

In October 2012, the Company obtained a short bank loan of $3,894,370 from China Construction Bank, due April 2013; monthly interest only payments; interest rate of 5.5784% per annum; guaranteed by certain collateral, unsecured.

In October 2012, the Company obtained a note of $6,322,611 from Weifang Bank,due April 2013,and restricted cash required 50% the loan amount.

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

Overview

We are, through our wholly owned subsidiary, Shengtai Holding Inc., and its wholly owned subsidiary in the People's Republic of China, (the "PRC”), WeifangShengtai Pharmaceutical Co., Ltd. (“WeifangShengtai”), a leading manufacturer and supplier of pharmaceutical grade glucose in the PRC. We believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose. We estimate that we have about over 30% market share in Mainland China. We also manufacture glucose, cornstarch and other products for the food and beverage industry.

Our cornstarch production facility has a maximum capacity of 400,000 tons per year. The facility allows us to use self-produced cornstarch to produce glucose and to be able to ensure the adequacy and quality of the cornstarch we use. Since cornstarch is produced on our premises, we are able to eliminate costs to ship the cornstarch to our glucose production facility, thus resulting in lower manufacturing costs.

In October 2011, we completed the construction of an additional warehouse which can store an additional 14,000 tons of corn. As a result, we have successfully expanded our corn storage from 36,000 tons to 50,000 tons from October 2010 to October 2011. The expansion of our warehousing capacity will allow us to have the ability to store more corn and better control the cost of production.

In July 2008, we built our dextrose anhydrous production lines and came into use, which design capacity 60,000 tons.

During the three months ended September 30, 2012, we used internally 35,643 metric tons of cornstarch to satisfy our own glucose production needs. The excess cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $17.95 million and accounted for 36.83% of our total net sales for the three months ended September 30, 2012. Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. In September 2008, corn prices began decreasing due to large corn harvests. However, by July 2009, corn prices began to increase. This trend continued into fiscal year 2012. The prices decreased slighted in fiscal year 2013. Our corn purchase prices for the three months ended September 30, 2012 were approximately 1.72% lower than for the same period in 2011. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit.

The Chinese government has been increasing its efforts in controlling corn prices. We believe that these government efforts will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may have negative effects on our operations.

During the three months ended September 30, 2012, we sold a total of 32,533 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $18.14 million, or 37.21% of our net sales.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, and protein power, which are used for pharmaceutical, food and beverages, and other production purposes. The net sales generated from these products were $12.66 million, and constituted approximately 25.96% of our total net sales for the three months ended September 30, 2012.

We believe that production capacity and product quality are the key factors in maintaining and improving our competitive position and enhancing our long-term competitiveness. As a result, we emphasize (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base and (iv) expansion of our production capacity utilization.

We have a three-tier quality control system and a well-equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

Our glucose production facility passed GMP inspection and our facilities and many of our products are fully certified for GMP, ISO9001, ISO22000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

Our sales network presently covers almost all provinces of Mainland China except the Tibet Autonomous Region.

For the three months ended September 30, 2012, we exported products to approximately 52 countries, with the Netherlands, Korea and Thailand being the leading importers. For the three months ended September 30, 2012, our international sales comprised approximately 17.76% of our total net sales. During the same period in 2011, our international sales comprised approximately 18.93% of our total net sales. Glucose, cornstarch, and other products equal 32.04%, 0%, and 67.96% of the total exporting sales for the three months ended September 30, 2012, respectively. Glucose, cornstarch, and other products equal 33.88%, 0.48%, and 65.63% of the total exporting sales for the three months ended September 30, 2011, respectively.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the three months ended September 30, 2012, our top ten customers accounted for 46.29% of our total net sales.

Below is list of customers whose sales account for more than 5% of our total net sales for the three months ended September 30, 2012.

Three months ended September 30, 2012
Customer Name	AR	Sales	%
Shanghai Pulihua Trade Development Co., Ltd.	$894,226	$3,529,785	7.24%
Weifang Century-light Industry Co.,Ltd.	$1,990,156	$3,567,680	7.32%
H.K.W	$1,437,587	$3,535,997	7.25%
Toyata Trading Co.,Ltd.	$221,339	$2,653,056	5.44%

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following table shows our operating results for the three months ended September 30, 2012 and 2011:

	Three months Ended September 30, 2012	Three months Ended September 30, 2011
Net Sales	$48,744,643	$40,055,448
Cost of Sales	43,686,665	36,670,401
Gross Profit	5,057,978	3,385,047
Selling, General and Administrative Expenses	3,289,698	2,152,615
Income From Operations	1,768,280	1,232,432
Other (Expense) Income,Net	(1,475,654)	19,514
Income Before Provision For Income Taxes	292,626	1,251,946
Provision For Income Taxes	96,326	368,389
Net Income	$196,301	$883,557

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the three months ended September 30, 2012 and 2011:

Products	Metric Tons Three months ended September 30, 2012	Metric Tons Three months ended September 30, 2011	Net Sales (%) Three months ended September 30, 2012	Net Sales (%) Three months ended September 30, 2011

Glucose–Sales	32,533	30,743	$18,137,336(37.21)%	$ 17,859,223 (44.59)%

Cornstarch-Self use	35,643(45.93)%	36,768(57.31)%
Cornstarch-Sales	41,963(54.07)%	27,384(42.69)%	$19,951,359(36.83)%	$ 11,575,360 (28.90)%

Total Cornstarch	77,606(100)%	64,152(100)%
Other Sales	32,579		$12,655,948(25.96)%	$ 10,620,865 (26.51)%
Total Sales			$48,744,643(100)%	$40,055,448(100)%

Net sales for the three months ended September 30, 2012 were $48,744,643, an increase of $ 8,689,195 or 21.69%, compared with $40,055,448 for the same period in 2011. The increase in net sales primarily resulted from increased cornstarch sales for the three months ended September 30, 2012, compared to the same period last year. For the three months ended September 30, 2012 compared to the same period last year, the quantities of our glucose products, cornstarch products and other products sold increased approximately 5.82%, 53.24%, and 18.69%, respectively. The increased sales quantities of cornstarch is due to a substantial increase of our Slurry sales, which increased approximately $3,257,921 or 1654.77% for the three months ended September 30, 2012 compared to $194,507 for the same period last year. The increased sales of our cornstarch products are also caused by increased new clients and a higher demand as market supplies decreased, as some smaller competitors stop their operation or supply due to market competition. Net sales from exports for the three months ended September 30, 2012 were $8,656,325, an increase of approximately 14.15%, compared with $7,583,553 for the same period in 2011. The increase is mainly attributable to the increased exporting sales of corn germ meal during the three months ended September 30, 2012 compared to the same period last year, when the export of corn germ meal was nil.

Cost of sales for the three months ended September 30, 2012 was $43,686,665, an increase of $7,016,264 or 19.13%, compared with $36,670,401 for the same period in 2011. The increase in cost of sales was mainly due to the increase of sales offset by the decrease in the price of corn, our main raw material.

Gross profit for the three months ended September 30, 2012 was $5,057,978, an increase of $1,672,931 or 49.42%, compared with $3,385,047 for the same period in 2011. The increase of gross profit is mainly because the average corn prices increased less than the unit selling prices of our products. Gross profit margin for the three months ended September 30, 2012 was 10.38%, an increase by 1.93% as compared to the gross profit margin of 8.45% for the same period in 2011. The reason for the increase of gross profit margin is mainly because the price of corn, our main raw material, decreased approximately 1.72% for the three months ended September 30, 2012 compared to the same period last year whereas the average sales prices of glucose products, cornstarch products and other products decreased by 5.19%, 0.02%, 1.49% as compared to the same period last year. The Company believes that the Company’s actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, benefited us in improving our profitability.

For the three months ended September 30, 2012, selling, general and administrative expenses were $3,289,698, an increase of $1,137,082 or 52.82%, compared to $2,152,615 for the three months ended September 30, 2011. The increase of selling, general, and administrative expenses is caused by increased selling, general and administrative expenses in PRC, offset by decreased selling, general and administrative expenses in the United States. The Company’s selling, general and administrative expenses in the United States ended September 30, 2012 decreased by $104,743 compared to the same period in 2011. The decrease is mainly due to decreased salary expenses of $56,625 and decreased option expenses of $6,900 and decreased taxation expenses of $25,478. The Company incurred $0 and $6,900 non-cash stock option expenses for the three months ended September 30, 2012 and 2011, respectively. The selling, general and administrative expenses from our PRC operating entities increased by $1,241,826 for the three months ended September 30, 2012 compared to $1,931,003 for the same period in 2011. The selling expenses from our PRC operating entities increased by $816,210 or 50.15% in the quarter ended September 30, 2012 compared to the same period in 2011. The increase in selling expenses is mainly attributable to the increase in shipping and handling expenses of $771,713 as a result of increased gas price. The general and administrative expenses incurred in PRC increased $425,616 in the quarter ended September 30, 2012 compared to $303,320 for the same period in 2011. The increase is mainly attributable to the increase in salary expenses of $75,521 and loss for bad debt of 49,068 and other expenses of $172,171.

Net income for the three months ended September 30, 2012 was $196,301, a decrease of $687,256 or 77.78%, compared with $883,557 for the same period in 2011. The decrease in net income was primarily attributable to the increased interest expenses of $863,147.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2012 was $4,870,273, an increase of 134.43%, or $19,017,074 compared with $14,146,831 used in operating activities for the same period in 2011. The increased cash provided by operating activities is mainly due to increased payments to acquire inventories, offset by increased bad debt provision, decreased other receivable, decreased prepayments and other assets and decreased customer deposit during the quarter ended September 30, 2012 compared to the same period in 2011.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2012 was $689,646, an increase of 154.18%, or $1,962,425, compared with $1,272,779 used in investing activities for the same period in 2011. The increase is due to reduced advance for construction during the quarter ended September 30, 2012 compared to the same period in 2011.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2012 was $940,312, a decrease of 106.29%, or $15,886,738, compared with $14,946,442 provided by financing activities for the same period in 2011. The decrease is due to more net payments made for short term bank loans and notes payable-bank, offset by decreased restricted cash during the three months ended September 30, 2012 compared to the same period last year.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, WeifangShengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. WeifangShengtai had a total of $75,540,520 and $73,483,997 short term bank loans outstanding as of September 30, 2012 and June 30, 2012, respectively. The loans were secured by WeifangShengtai’s properties and accounts receivable. The terms of all these short term loans were all for one year. WeifangShengtai has never defaulted on any loans. In addition, Weifang Shengtai had $8,590,848 and $17,835,706 in short-term notes due to the banks as of September 30, 2012 and June 30, 2012, respectively. These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash. Some loans were guaranteed by unrelated third parties.

WeifangShengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $0, as of September 30, 2012 and June 30, 2012, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $1,580,653 and $7,918,534 as of September 30, 2012 and June 30, 2012. Some unrelated third parties have guaranteed approximately $11,380,700 and $11,402,689 of our debt, as of September 30, 2012 and June 30, 2012, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Mr. Qingtai Liu, the Company’s Chief Executive Officer, and Mr. Yongqiang Wang, the Company’s current Chief Financial Officer, and current financial controller, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Based on that evaluation which, among other things, identified personnel turnover in the areas concerned, mainly referring to our chief financial officer’s resignations during the last fiveyears, the Company’s officers concluded that disclosure controls and procedures were not effective and was not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer in a manner that allowed for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From April through October 2012, several law firms announced investigation of the Company in connection with the receipt of a going private proposal from Chairman and Chief Executive Officer Mr. Liu to acquire common stock at $1.65 per share in cash. To the best of our knowledge, no actions have been filed against the Company or its current officers and directors as of the date of this quarterly report.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 10, 2004, as amended to date (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

3.2	Certificate of Amendment filed with Secretary of State of Delaware on November 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 2010).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-SB filed on September 26, 2005 in commission file number 000-51312).

4.1	Form of Warrants to Investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.1	Share Exchange Agreement dated May 15, 2007 by and among the Company and Shengtai Holding, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.2	Share Purchase Agreement dated as of May 15, 2007 between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

10.3	Research and Development Agreement between Hebei University and Technology of the Company, dated December 8, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.4	Employment Agreement between the Company and Qingtai Liu, dated July 8th , 2009 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed on October 6, 2011 in commission file number 000-51312).

10.5	Employment Agreement between the Company and Yongqiang Wang, dated September 1st, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.6	2010 Addendum between the Company and Qingtai Liu, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.7	2010 Addendum between the Company and Yongqiang Wang, dated June 30, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.8	2011 Addendum between the Company and Qingtai Liu, dated June 30, 2011 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.9	2011 Addendum between the Company and Qingtai Liu, dated June 30, 2011 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on April 9, 2012 in commission file number 000-51312).

10.10	2012 Addendum between the Company and Qingtai Liu, dated June 30, 2012 (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed on September 28, 2012 in commission file 000-51312).

10.11	2012 Addendum between the Company and Yongqiang Wang, dated June 30, 2012 (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed on September 28, 2012 in commission file 000-51312).

16.1	Letter dated October 20, 2009 from Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K filed on October 21, 2009 in commission file number 000-51312).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 8-K filed on May 21, 2007 in commission file number 000-51312).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

*	The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)

