Form 10-Q
period 2012-12-31
Shengtai Pharmaceutical, Inc.
filed 2013-02-14
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 13, 2013, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	December 31,	June 30,
	2012	2012

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$11,147,724	$4,903,303
Restricted cash	7,648,641	13,084,586
Accounts receivable, net of allowance for doubtful accounts of $1,124,954 and $1,603,051,respectively	12,033,935	12,099,625
Notes receivable	3,142,795	4,590,758
Other receivables	3,972,063	8,862,789
Inventories	35,844,802	29,457,981
Prepayments and other assets	1,918,666	1,023,154
Total current assets	75,708,626	74,022,195

PLANT AND EQUIPMENT, net	83,556,022	80,185,228

CONSTRUCTION IN PROGRESS	368,759	1,213,540

EQUITY INVESTMENT	12,845,149	11,704,050

ADVANCE FOR CONSTRUCTION	1,486,961	2,188,892

INTANGIBLE ASSETS, NET	3,347,968	3,271,147

Total assets	$177,313,485	$172,585,052

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,464,735	$5,432,615
Accounts payable and accrued liabilities - related party	719,793	405,926
Notes payable - banks	12,463,973	17,835,706
Short term bank loans	77,132,764	73,483,997
Accrued liabilities	560,086	479,593
Other payable	2,440,584	1,672,805
Employee loans	358,244	295,076
Other payable - officer	37,460	37,027
Customer deposit	8,831,607	9,610,252
Taxes payable	322,588	997,529
Total current liabilities	113,331,834	110,250,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized,
no shares issued and outstanding as of December 31, 2012 and June 30, 2012	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
9,584,912 shares issued and outstanding as of December 31, 2012 and June 30, 2012	9,585	9,585
Additional paid-in capital	21,945,101	21,945,101
Statutory reserves	4,290,884	4,226,125
Retained earnings	27,456,850	27,064,092
Accumulated other comprehensive income	10,279,230	9,089,623
Total stockholders' equity	63,981,651	62,334,526

Total liabilities and stockholders' equity	$177,313,485	$172,585,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

Unaudited

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2012	2011	2012	2011

NET SALES	$64,103,621	$42,933,425	$112,848,264	$82,988,873

COST OF SALES	$58,114,822	$38,892,394	$101,801,487	$75,562,795

GROSS PROFIT	5,988,799	4,041,031	11,046,777	7,426,078

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,898,845	3,026,462	7,188,542	5,179,077

INCOME FROM OPERATIONS	2,089,954	1,014,569	3,858,235	2,247,001

OTHER INCOME (EXPENSE) :
Earnings on equity investment	291,815	32,977	530,824	306,890
Non-operating income	36,998	161,516	39,989	752,983
Non-operating expense	(240,241)	(6,244)	(401,028)	(13,725)
Interest expense and other charges	(1,910,036)	(1,391,266)	(3,592,031)	(2,234,377)
Interest income	112,265	139,465	237,392	144,191
Other income (expense) , net	(1,709,199)	(1,063,552)	(3,184,853)	(1,044,038)

INCOME BEFORE PROVISION FOR INCOME TAXES	380,755	(48,983)	673,382	1,202,963

PROVISION FOR INCOME TAXES	119,539	16,079	215,865	384,468

NET INCOME	261,216	(65,062)	457,517	818,495

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	1,310,479	405,636	1,189,607	879,511

COMPREHENSIVE INCOME	1,571,695	$340,574	1,647,124	$1,698,006

EARNINGS PER SHARE
Basic and diluted	$0.03	$(0.01)	$0.05	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	9,584,912	9,584,912	9,584,912	9,584,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	SIX MONTHS ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$457,517	$818,495
Adjustments to reconcile net income to cash (used in)
provided by operating activities:
Depreciation	4,826,303	3,866,186
Amortization	37,718	29,541
Bad debt reduction	(494,367)	(290,232)
Share based compensation to employees	-	-
Earnings on equity investment	(530,824)	(306,890)
Loss on equipment disposal	-	-
Change in operating assets and liabilities:
Accounts receivable	721,109	58,328
Notes receivable	1,493,704	(688,958)
Other receivables	4,954,330	1,273,594
Inventories	(5,998,907)	(4,294,968)
Prepayments and other assets	(2,343,071)	1,884,620
Accounts payable and accrued liabilities	(1,189,862)	(4,089,919)
Accounts payable and accrued liabilities - related party	193,812	(617,404)
Other payable	737,260	(1,069,555)
Customer deposit	(898,719)	(5,731,010)
Taxes payable	(680,990)	(381,549)
Net cash provided by (used in) operating activities	1,285,014	(9,539,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(317,556)	(1,254,400)
Purchase of plant and equipment	(4,259)	(1,221)
Additions to construction in progress	0	(78,432)
Increase in land use right	(69,977)	(2,486)
Advances for construction	2,194,522	1,342,590
Loan to related party - non-current	-	-
Net cash provided by (used in) investing activities	1,802,731	6,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	5,435,944	7,121,261
Borrowings on notes payable - banks	12,329,401	1,844,282
Principal payments on notes payable - banks	(17,881,583)	(13,171,200)
Borrowings on short term loans	49,625,257	36,443,550
Principal payments on short term loans	(46,998,301)	(22,483,610)
Borrowings on employee loans	60,336	31,360
Principal payments on employee loans	(1,794)	(3,136)

Net cash (used in) provided by financing activities	2,569,259	9,782,506

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	587,417	30,995

INCREASE (DECREASE) IN CASH & EQUIVELENTS	6,244,420	279,831

CASH & CASH EQUIVALENTS, beginning of year	4,903,303	4,051,349

CASH & CASH EQUIVALENTS, end of year	$11,147,723	$4,331,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest Paid	$2,474,288	$1,899,711
Income taxes	$1,799	$705,945

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease of other receivable for acquisition of plant and equipment	$2,078	$20,651
Transfers of construction in progress-related inventory to plant and equipment	$202,334	$79,217
Acquisition of plant and equipment and construction in progress on credit	$6,081,083	$3,557,333
Completion of construction-in-progress (transferred to plant and equipment)	$7,044,153	$7,415,903

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

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2012-02

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted earnings per share consisted of the following:

	Three months ended December 31,
	2012	2011

Net income (loss) for earnings per share	$261,216	$(65,062)
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings (loss) per share, basic and diluted:	$0.03	$(0.01)

	Six months ended December 31,
	2012	2011

Net income for earnings per share	$457,517	$818,495
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.05	$0.09

The Company’s warrants and stock options were not included in the calculation of diluted earnings per share for the three and six months ended December 31, 2012 and 2011 as the effect would be anti-dilutive.

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

The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2012 and June 30, 2012, the Company’s bank balances with the banks and cash in hand in PRC amounted to $18,796,307 and $17,987,762, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

For the six months ended December 31, 2012, there were no customers that individually comprised 10% or more of the Company’s total revenues. The Company has one customer, K.F.P that individually comprised 10% or more of the Company’s total revenues for the three months ended December 31, 2012.

For the three and six months ended December 31, 2011, there were no customers that individually comprised 10% or more of the Company’s total revenues.

There was no one vendor that individually comprised 10% or more of the Company’s total purchase for the three months ended December 31, 2011.

The Company has one vendor, Dezhou No.5 Grain and Cooking Oil Warehouse that individually comprised 10% or more of the Company’s total purchase for the six months ended December 31, 2011.

There was no one vendor that individually comprised 10% or more of the Company’s total purchase for the three and six months ended December 31, 2012.

For export sales, the Company frequently requires significant down payments or letter of credit from its customers prior to shipment. During the year, the Company maintained export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for Company’s revenues based on geographic area:

	Three months ended
	December 31
	2012	2011
Revenue
China	$47,889,452	$35,419,626
International	16,214,169	7,513,799
Total	$64,103,621	$42,933,425

	Six months ended
	December 31
	2012	2011
Revenue
China	$87,977,770	$67,891,521
International	24,870,494	15,097,352
Total	$112,848,264	$82,988,873

Note 5 - Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These amounts were $7,648,641 and $13,084,586 as of December 31, 2012 and June 30, 2012, respectively.

Note 6 - Other receivables

Other receivables include receivables from unrelated parties for transactions other than sales. Other receivables amounted to $3,972,063 and $8,862,789 as of December 31, 2012 and June 30, 2012, respectively.

The other receivables include Company's advances to employees of $2,199,002 and $8,029,394 to purchase corn as of December 31, 2012 and June 30, 2012, respectively. These are advances to its purchasing department employees as purchase advances for corn purchases. This amount is 100% secured by the personal assets of the Company’s CEO as the guarantee extended by him.

Note 7 - Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consisted of the following:

	December 31,	June 30,
	2012	2012
Raw materials	$2,837,064	$8,511,716
Work-in-progress	16,679,931	12,782,232
Finished goods	16,327,807	8,164,032
Total	$35,844,802	$29,457,980

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2012, the Company has determined that no reserves are necessary.

Note 8 - Prepayments and other assets

Prepayments and other assets mainly represent partial payments or deposits for inventory and equipment and other purchases and services. Prepayments and other assets mainly represent partial payments or deposits for repairing parts, decorating fee, monitoring system, consulting services, gardening fee, and other fees. Prepayments and other assets amounted to $1,918,666 and $1,023,154 as of December 31, 2012 and June 30, 2012, respectively.

Note 9 - Plant and equipment and construction-in-progress

Plant and equipment and construction-in-progress consisted of the following:

	December 31, 2012	June 30, 2012
Buildings	$40,458,375	$39,894,378
Machinery and equipment	87,530,859	79,344,073
Automobile	835,519	804,128
Electronic equipment	812,414	793,370
Construction-in-progress	368,759	1,213,540
Total	130,005,926	122,049,489
Accumulated depreciation and amortization	(46,081,145)	(40,650,721)
Plant and equipment, net and construction-in-progress	$83,924,781	$81,398,768

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended December 31, 2012 and 2011 amounted to $2,553,959 and $1,969,276, respectively. Depreciation expense for the six months ended December 31, 2012 and 2011 amounted to $4,826,303 and $3,866,186, respectively. Interest costs totaling $68,539 and $34,166 were capitalized into construction-in-progress for the six months ended December 31, 2012 and 2011, respectively. Interest costs totaling $4,970 and $115,215 were capitalized into construction-in-progress for the three months ended December 31, 2012 and 2011, respectively.

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

Summarized financial information of Changle Shengshi is as follows:

	December 31,	June 30,
	2012	2012
Current assets	$65,679,802	$44,428,796
Non-current assets	77,833,900	77,391,817
Total assets	$143,513,702	$121,820,613

Current liabilities	$80,382,789	$65,866,866
Non-current liabilities	464,241	499,181
Stockholders' equity	62,666,672	55,454,566
Total liabilities and stockholders' equity	$143,513,702	$121,820,613

Equity Investment Reconciliation is as follows as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Beginning balance	$11,704,050	$9,132,725
Additional investment	321,022	1,418,958
Company's share of net income	530,824	921,730
Translation adjustment	289,253	230,637
Ending balance	$12,845,149	$11,704,050

Summarized financial information of Changle Shengshi is as follows for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Net sales	$27,107,512	$21,872,747
Gross profit	5,419,637	2,521,470
Income before taxes	2,425,764	252,900
Net Income	1,819,323	189,675
Company's share of net income	363,865	37,935
Elimination of intercompany profit	72,050	4,958
Company's share of net income as reported in statements of income	$291,815	$32,977

Summarized financial information of Changle Shengshi is as follows for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012	2011
Net sales	$52,980,052	$46,300,852
Gross profit	10,851,212	5,553,236
Income before taxes	4,365,001	2,294,278
Net Income	3,273,751	1,720,708
Company's share of net income	654,750	344,142
Elimination of intercompany profit	123,926	37,251
Company's share of net income as reported in statements of income	$530,824	$306,890

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, during the three months ended December 31, 2012, the Company increased investment in Changle Shengshi by 2,000,000 RMB (approximately $0.32 million) and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. After the investment, the Company still owns 20% of Changle Shengshi.

Note 11 - Advance for construction

Advances amounted to $1,486,961 and $2,188,892 as of December 31, 2012 and June 30 2012, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Note 12 - Intangible assets

Intangible assets consisted of the following:

	December 31, 2012	June 30, 2012
Land use rights	$3,821,448	$3,711,034
Less: accumulated amortization	(488,982)	(446,084)
Land use rights, net	3,332,466	3,264,950

Software	21,514	10,886
Less: accumulated amortization	6,012)	(4,689)
Software, net	15,502	6,197
Total intangible assets, net	$3,347,968	$3,271,147

Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2012 and June 30, 2012, the Company determined that there had been no impairment. For the three months ended December 31, 2012 and June 30, 2012, amortization expense relating to these intangible assets amounted to $22,458 and $59,368, respectively. For the six months ended December 31, 2012 and 2011, amortization expense for these intangible assets are amounted to $37,718 and $29,541, respectively. The Company increased $10,481 and $2,511 for software upgrade during the six months ended December 31, 2012 and during the year ended June 30, 2012, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended December 31,	Amount
2013	$56,000
2014	56,000
2015	56,000
2016	56,000
2017	56,000
Thereafter	3,067,968
Total	$3,347,968

Note 13 - Value added tax

Enterprises or individu als who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The standard value added tax rate is 17% of the gross sales price; however, for the Company’s corn, the VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company's finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

VAT on sales and VAT on purchases amounted to $8,042,082 and $9,873,956, respectively, for the three month ended December 31, 2012. VAT on sales and VAT on purchases amounted to $5,642,608 and $ 5,809,887, respectively, for the three months ended December 31, 2011. VAT on sales and VAT on purchases amounted to $14,669,253 and $16,744,350, respectively, for the six month ended December 31, 2012. VAT on sales and VAT on purchases amounted to $ 11,027,206 and $11,688,765, respectively, for the six month ended December 31, 2011. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Note 14 - Notes payable

Notes payable represents arrangements with various banks for payments to suppliers, which are normally due within one year. However, these notes can typically be renewed with the banks on an annual basis. As of December 31, 2012 and June 30, 2012, the Company’s notes payables consisted of the following:

	December 31,	June 30,
	2012	2012
Bank of China, due various dates form January 2013 to February 2013, $200,639 was returned in January 2013; and restricted cash required 100% of loan amount	$585,865	$4,184,153

Shenzhen Development Bank, due September 2012, and restricted cash required 100% of loan amount	-	3,167,414

Weifang Bank, due April 2013, and restricted cash required 50% of loan amount	6,420,443	6,334,827

China Merchants Bank, due July 2012, and restricted cash required 100% of loan amount	-	190,045

Bank of Communication, due February 2013, and restricted cash required 100% of loan amount	1,926,133	-

Zhongxin Bank, due March 2013, and restricted cash required 50% of loan amount	3,210,221	3,167,414

Minsheng Bank ,due June 2013,and restricted cash required 100% of loan amount	321,311

Qingdao Bank, due November 2012 and returned in full as of reporting date, and restricted cash required 100% of loan amount.		791,583

Total	$12,463,973	$17,835,706

Note 15 - Short term bank loans

Short term bank loans represent amounts due to various banks that are normally due within one year. However, these loans can typically be renewed with the banks on an annual basis. As of December 31, 2012 and June 30, 2012, the Company’s short term bank loans consisted of the following:

	December 31,	June 30,
	2012	2012
Loans from Bank of China, due various dates from February 2013 to May 2013; quarterly interest only payments; interest rates ranging from 6.10% to 7.544% per annum, guaranteed by an unrelated third party, unsecured.	$15,554,662	$20,271,447

Loans from Industrial and Commercial Bank of China, due various dates from January 2013 to September 2013; $8,988,620 was returned in January 2013;monthly interest only payments; interest rates ranging from 6.60% to 7.216% per annum, guaranteed by an unrelated third party and certain collateral, unsecured.	18,619,284	15,520,327

Loan from Agriculture Bank of China, due from September 2013 to November 2013; monthly interest only payments; interest rates of 7.872% per annum, guaranteed by an unrelated third party, unsecured.	6,420,443	6,334,827

Loan from Qingdao Bank, due December 2012, monthly interest only payments; interest rates of 7.0% per annum, guaranteed by an unrelated third party, unsecured.	-	-

Loan from Shenzhen Development Bank, due September 2013, monthly interest only payments; interest rates of 6.6% per annum, guaranteed by an unrelated third party, unsecured.	3,531,243	3,484,155

Loan from China Merchants Bank, due April 2013, monthly interest only payments; interest rate of 7.544% per annum, secured by certain properties.	3,210,221	3,167,414

Loan from Bank of Communications, due August 2013, monthly interest only payments; interest rates of 6.6% per annum, guaranteed by an unrelated third party, unsecured	4,815,332	4,751,120

Loan from China Construction Bank, due from July 2013 to October 2013, monthly interest only payments; interest rate ranging from 6.5784% to 7.2% per annum, guaranteed by certain collateral, unsecured	15,350,914	15,203,586

Loan from Minsheng Bank, due November 2013, monthly interest only payments; interest rates ranging from 6.56% to 7.20% per annum, guaranteed by an unrelated third party, unsecured	3,210,221	3,167,414

Loan from Zhongxin Bank, due March 2013, monthly interest only payments; interest rate of 7.872% per annum, guaranteed by certain collateral, unsecured	1,605,111	1,583,707

Loan from Weifang Bank, due December 2013, monthly interest only payments; interest rate of 7.20% per annum, guaranteed by certain collateral, unsecured	4,815,332	-

Total	$77,132,764	$73,483,997

Short term loan interest expenses, net of capitalized interest amounted to $1,041,112 and $1,733,922 for the three months ended December 31, 2012 and 2011, respectively. Short term loan interest expenses amounted to $2,474,288 and $1,743,213 for the six months ended December 31, 2012 and 2011, respectively.

Note 16 - Employee loans

From time to time, the Company borrows money from certain employees for cash flow purposes. These loans accrue interest at 9.6%, do not require collateral, and the principal is due upon demand. Employee loans amounted to $358,244 and $295,076 as of December 31, 2012 and June 30, 2012, respectively. Interest expenses related to these loans were approximately $8,156 and $6,649 for the three months ended December 31, 2012 and 2011, respectively. Interest expenses related to these loans were approximately $15,188 and $13,246 for the six months ended December 31, 2012 and 2011, respectively.

Note 17 - Income taxes

Our effective tax rates were approximately 31.4% and 33.0% for the three months ended December 31, 2012 and 2011, respectively. Our effective tax rates were approximately 32.1% and 32.0% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

Note 18 - Commitments and contingent liabilities

Guarantees

As of December 31, 2012, the Company had guaranteed loans on behalf of the unrelated party. The Company is obligated to perform under the guarantee if the guarantee company fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $1.66 million for the guarantee company, including accrued interest. However, the guarantee given by the Company have been fully secured by their CEO’s personal assets. The Company has not recorded a liability for the guarantee because management estimates that the company is current in the payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to unrelated parties as of December 31, 2012 are as follows:

Short Term
Company	Bank Loans

Qingdao Shizhan Technology Co., Ltd	$1,605,111
Total	$1,605,111

As of December 31, 2012, Weifang Century-Light Industry Co., Ltd guaranteed $6,741,465 for the Company, respectively.

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

All warrants were expired as of June 30, 2012. No warrants were issued for three months ending December 31, 2012.

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

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended December 31, 2012:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	255,000	$6.22	$1,274,500

Granted

Forfeited	(65,000)	5.74	-

Exercised	-	-	-

Outstanding, June 30, 2012	190,000	6.31	903,500

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, December 31, 2012	190,000	$6.31	$920,600

The Company’s forfeiture rate for the year ended December 31, 2012 is 0%.

Following is a summary of the status of options outstanding at December 31, 2012:

Outstanding Options			Vested Options
Average Exercise Price	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$6.31	190,000	5.92	$6.39	176,667

Compensation expense from stock options recognized for the three and six months ended December 31, 2012 were $0 and $0, respectively. Compensation expense from stock options recognized for the three and six months ended December 31, 2011 were $0 and $0, respectively. As of December 31, 2012, there is $27,602 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to stockholders. For the three months ended December 31, 2012 and 2011, the Company transferred $33,435 and $(4,824) to this reserve. For the six months ended December 31, 2012 and 2011, the Company transferred $64,759 and $115,341 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of December 31, 2012 the Company had appropriated to the statutory reserve $4,290,884.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of December 31, 2012.

Note 21 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended December 31, 2012 and 2011, the Company made contributions in the amounts of $151,254 and $131,059, respectively, to the Company’s retirement plan. For the six months ended December 31, 2012 and 2011, the Company made contributions in the amounts of $306,505 and $272,431, respectively, to the Company’s retirement plan.

Note 22 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi. As of December 31, 2012 and June 30, 2012, the Company’s accounts payable and accrued liabilities due to Changle Shengshi was $719,793 and $405,926, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s transaction amounts with Changle Shengshi amounted to approximately $5,367,249 and $3,832,857 for the three months ended December 31, 2012 and 2011, respectively. The Company’s transaction amounts with Changle Shengshi amounted to approximately $9,981,351 and $7,267,830 for the six months ended December 31, 2012 and 2011, respectively.

From time to time, the Company borrows money from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first nine months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $37,460 and $37,027 as of December 31, 2012 and June 30, 2012, respectively. Interest expense related to this loan was approximately $774 and $3,056 for the three months ended December 31, 2012 and June 30, 2012, respectively. Interest expense related to this loan was approximately $1,541 and $3,056 for the six months ended December 31, 2012 and June 30, 2012, respectively.

As of December 31, 2012, the other receivable includes Company's advances of $2,199,002, to its purchasing department employees as purchase advances for corn purchases. This amount is secured by the personal assets of CEO as per guarantee extended by him.

Note 23 - Subsequent events

In January 2013, the Company obtained a note of $172,853 from Bank of China,and restricted cash required 100% of loan amount .

In February 2013, the Company obtained a short bank loan of $,815,332 from Industrial and Commercial Bank of China, due November 2013; monthly interest only payments; interest rate of 6.6% per annum, guaranteed by certain collateral, unsecured.

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

Our cornstarch production facility has a maximum capacity of 400,000 tons per year. The facility allows us to use self-produced cornstarch to produce glucose and ensure the adequacy and quality of the cornstarch we use. Since cornstarch is produced on our premises, we are able to eliminate the shipping cost of the cornstarch to our glucose production facility and thus, lower our manufacturing costs.

In October 2011, we completed the construction of an additional warehouse that can store an additional 14,000 tons of corn. As a result, we have successfully expanded our corn storage from 36,000 tons to 50,000 tons. The expansion of our warehousing capacity will allow us to have the ability to store more corn and better control the cost of production.

In July 2008, we built and put in use our dextrose anhydrous production lines with a designed capacity 60,000 tons.

Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. In September 2008, corn prices began decreasing due to large corn harvests. However, by July 2009, corn prices began to increase. This trend continued into fiscal year 2012. The prices decreased slighted in fiscal year 2013. Our corn purchase prices for the six months ended December 31, 2012 were approximately 3.25% lower than for the same period in 2011. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit.

The Chinese government has been increasing its efforts in controlling corn prices. We believe that these government efforts will continue to have mixed effects on our operations. Stable corn prices will help maintain the availability of raw materials and tend to stabilize our gross profit margin over time, although market and economic conditions may have negative effects on our operations.

In addition to our pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, and protein power, which are used for pharmaceutical, food and beverages, and other production purposes. The net sales generated from these products were $22.80 million and $35.45 million, and constituted approximately 35.56% and 31.42% of our total net sales for the three and six months ended December 31, 2012, respectively.

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

We have a six-tier quality control system and a well-equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

Our glucose production facility passed GMP inspection and our facilities and many of our products are fully certified for GMP, ISO9001, ISO22000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

Our sales network presently covers almost all provinces of Mainland China except the Tibet Autonomous Region.

During the six months ended December 31, 2012, we used internally 85,155 metric tons of cornstarch to satisfy our own glucose production needs. The rest of the cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $40.75 million and accounted for 36.11% of our total net sales for the six months ended December 31, 2012.

During the six months ended December 31, 2012, we sold a total of 65,761 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $36.64 million, or 32.47% of our net sales. During the three months ended December 31, 2012, we sold a total of 33,228 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $18.50 million, or 28.87% of our net sales.

For the six months ended December 31, 2012, we exported products to approximately 59 countries, with the Netherlands, Korea and Japan being the leading importers. For the six months ended December 31, 2012, our international sales comprised approximately 22.04% of our total net sales, as compared to approximately 18.19% during the same period in 2011. For the three months ended December 31, 2012, our international sales comprised approximately 25.29% of our total net sales, as compared to approximately 17.50% of our total net sales during the same period in 2011. Glucose, cornstarch, and other products equal 27.38%, 0%, and 72.62% of the total exporting sales for the six months ended December 31, 2012, respectively, as compared to 41.95%, 0.24%, and 57.81% of the total exporting sales for the six months ended December 31, 2011, respectively. Glucose, cornstarch, and other products equal 24.87%, 0%, and 75.13% of the total exporting sales for the three months ended December 31, 2012, respectively, as compared to 50.09%, 0.00%, and 49.91% of the total exporting sales for the three months ended December 31, 2011, respectively.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the six months ended December 31, 2012, our top ten customers accounted for 47.15% of our total net sales.

Results of Operations

Six Months Ended December 31, 2012 Compared with Six Months Ended December 31, 2011

The following table shows our operating results for the six months ended December 31, 2012 and 2011:

	Six months Ended December 31, 2012	Six months Ended December 31, 2011
Net Sales	$112,848,264	$82,988,873
Cost of Sales	101,801,487	75,562,795
Gross Profit	11,046,777	7,426,078
Selling, General and Administrative Expenses	7,188,542	5,179,077
Income From Operations	3,858,235	2,247,001
Other (Expense) Income, Net	(3,184,853)	(1,044,038)
Income Before Provision For Income Taxes	673,382	1,202,963
Provision For Income Taxes	215,865	384,468
Net Income	$457,517	$818,495

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the six months ended December 31, 2012 and 2011:

Products	Metric Tons Six months ended December 31, 2012	Metric Tons Six months ended December 31, 2011	Net Sales (%) Six months ended December 31, 2012	Net Sales (%) Six months ended December 31, 2011

Glucose–Sales	65,761	67,234	$36,642,259(32.47)%	39,102,593(47.12)%

Cornstarch-Self use	86,155(47.02)%	77,001(60.35)%
Cornstarch-Sales	97,078(52.98)%	50,591(39.65)%	$40,751,632(36.11)%	21,526,673(25.94)%

Total Cornstarch	183,233(100)%	127,592(100)%
Other Sales	92,664	67,234	$35,454,373(31.42)%	22,359,606(26.94)%
Total Sales	65,761		$112,848,264(100)%	$82,988,873(100)%

Net sales for the six months ended December 31, 2012 were $112,848,264, an increase of $29,859,391 or 35.98%, compared with $82,988,873 for the same period in 2011. The increase in net sales primarily resulted from increased sales of cornstarch for the six months ended December 31, 2012, compared to the same period in 2011. For the six months ended December 31, 2012, the quantities of our glucose products, cornstarch products and other products sold (decreased)/increased approximately (2.19)%, 91.89%, and 58.31%, respectively. And sales amount of our glucose products, cornstarch products and other products sold (decreased)/increased approximately (7.46%), 86.95%, 55.26%, respectively. The increased sales quantities of cornstarch is due to a substantial increase of our Slurry (liquid corn starch) sales, which increased approximately 14,869.33 tons or 995.44% for the six months ended December 31, 2012 compared to 1493.74 tons for the same period last year. The increased sales of our cornstarch products are also caused by new clients and a higher demand as market supplies decreased after some smaller competitors stop their operation or supply due to market competition. Net sales from exports for the six months ended December 31, 2012 were $24,870,493, an increase of approximately 64.73%, compared with $15,097,352 for the same period in 2011. The increase is mainly attributable to the increased exporting sales of corn germ meal during the six months ended December 31, 2012 compared to the same period in 2011, when the export of corn germ meal was nil.

Cost of sales for the six months ended December 31, 2012 was $101,801,487, an increase of $26,238,692 or 34.72%, compared with $75,562,795 for the same period in 2011. The increase in cost of sales was in line with the increased net sales.

Gross profit for the six months ended December 31, 2012 was $11,046,777, an increase of $3,620,699 or 48.76%, compared with $7,426,078 for the same period in 2011. The increase of gross profit is in line with the increased sales. Gross profit margin for the six months ended December 31, 2012 was 9.79%, an increase of 0.84% as compared to the gross profit margin of 8.95% for the same period in 2011. The reason for the increase of gross profit margin is mainly because the price of corn, our main raw material, decreased approximately 3.25% for the six months ended December 31, 2012 compared to the same period last year whereas the average sales prices of glucose products, cornstarch products and other products increased as compared to the same period last year. We believes that our actions to improve gross profit margin, such as expanding raw material storage facilities to reduce the impact of fluctuation on the price of our raw materials, benefited us in improving our profitability.

For the six months ended December 31, 2012, selling, general and administrative expenses were $7,188,542, an increase of $2,009,465 or 38.80%, compared to $5,179,077 for the six months ended December 31, 2011. The in crease of selling, general, and administrative expenses is caused by increased selling, general and administrative expenses in PRC, offset by decreased selling, general and administrative expenses in the United States. Our selling, general and administrative expenses in the United States ended December 31, 2012 decreased by $194,829 compared to the same period in 2011. The decrease is mainly due to decreased salary expenses of $114,499 and decreased audit expenses of $53,802 and decreased taxation expenses of $22,258. The selling, general and administrative expenses from our PRC operating entities was 6,998,536, an increase of $2,154,227 or 44.47% for the six months ended December 31, 2012 compared to $4,844,309 for the same period in 2011. The selling expenses from our PRC operating entities is $5,276,248, an increase of $2,015,040 or 61.79% in the six months ended December 31, 2012 compared to the same period in 2011. The increase in selling expenses is mainly attributable to the increase in shipping and handling expenses of $1,961,705 as a result of increased sales quantities and increased gas price. The general and administrative expenses incurred in PRC increased $139,188, or 8.79% in the six months ended December 31, 2012 compared to $1,583,100 for the same period in 2011. The increase of general and administrative expenses is mainly attributable to the increase in salary expenses of $101,382.

Net income for the six months ended December 31, 2012 was $457,517, a decrease of $360,978 or 44.10%, compared with $818,495 for the same period in 2011. The decrease in net income was primarily attributable to the increased of selling, general and administrative expenses of $2,009,465 and by increased interest expenses of $1,357,654, offset by the increase of gross profit of $3,620,699.

Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011

The following table shows our operating results for the three months ended December 31, 2012 and 2011:

	Three months Ended December 31, 2012	Three months Ended December 31, 2011
Net Sales	$64,103,621	$42,933,425
Cost of Sales	58,114,822	38,892,394
Gross Profit	5,988,799	4,041,031
Selling, General and Administrative Expenses	3,898,845	3,026,462
Income From Operations	2,089,954	1,014,569
Other (Expense) Income,Net	(1,709,199)	(1,063,552)
Income Before Provision For Income Taxes	380,755	(48,983)
Provision For Income Taxes	119,539	16,079
Net Income	$261,216	$(65,062)

The following table shows the breakdown of production and sales by product categories, and between self-use by WeifangShengtai and the sales of cornstarch to third parties, for the three months ended December 31, 2012 and 2011:

Products	Metric Tons Three months ended December 31, 2012	Metric Tons Three months ended December 31, 2011	Net Sales (%) Three months ended December 31, 2012	Net Sales (%) Three months ended December 31, 2011

Glucose–Sales	33,228	36,492	$18,504,923(28.87)%	21,243,370(49.48)%

Cornstarch-Self use	50,511(47.82)%	40,233(63.42)%
Cornstarch-Sales	55,115(52.18)%	23,207(36.58)%	$22,800,273(35.57)%	9,951,313(23.18)%

Total Cornstarch	105,626(100)%	63,440(100)%
Other Sales	60,085	31,083	$22,798,425(35.56)%	11,738,741(27.34)%
Total Sales			$64,103,621(100)%	$42,933,425(100)%

Net sales for the three months ended December 31, 2012 were $64,103,621, an increase of $21,170,196 or 49.31%, compared with $42,933,425 for the same period in 2011. The increase in net sales primarily resulted from increased cornstarch and other products sales. For the three months ended December 31, 2012, the quantities of our glucose products, cornstarch products and other products sold were 33,228 tons, 55,115 tons, and 60,085 tons , respectively, increase/decrease of approximately (8.94%), 83.38%, and 93.31%, respectively. The increased sales quantities of cornstarch is due to a substantial increase of our Slurry sales, which increased approximately 6,848 tons or 687.03% for the three months ended December 31, 2012 compared to 996.74 tons for the same period in 2011. Net sales from exports for the three months ended December 31, 2012 were $16,214,168, an increase of approximately 115.79%, compared with $7,513,799 for the same period in 2011. The increase is mainly attributable to the increased exporting sales of corn germ meal during the three months ended December 31, 2012 compared to the same period last year, when the export of corn germ meal was nil.

Cost of sales for the three months ended December 31, 2012 was $58,114,822, an increase of $19,222,428 or 49.42%, compared with $38,892,394 for the same period in 2011. The increase in cost of sales was in line with increased sales.

Gross profit for the three months ended December 31, 2012 was $5,988,799, an increase of $1,947,768 or 48.20%, compared with $4,041,031 for the same period in 2011. The increase of gross profit is in line with the increased sales. Gross profit margin for the three months ended December 31, 2012 was 9.34%, a decrease by 0.07% as compared to the gross profit margin of 9.41% for the same period in 2011. The reason for the decrease of gross profit margin is mainly because the average sales prices decreased as compared to the same period last year.

For the three months ended December 31, 2012, selling, general and administrative expenses were $3,898,845, an increase of $872,383 or 28.83%, compared to $3,026,462 for the three months ended December 31, 2011. The in crease of selling, general, and administrative expenses is caused by increased selling, general and administrative expenses in PRC, offset by decreased selling, general and administrative expenses in the United States. The Company’s selling, general and administrative expenses in the United States ended December 31, 2012 decreased by $49,086 compared to the same period in 2011. The decrease is mainly due to decreased salary expenses of $57,874. The selling, general and administrative expenses from our PRC operating entities increased by $123,106 for the three months ended December 31, 2012 compared to $3,702,602 for the same period in 2011. The selling expenses from our PRC operating entities increased by $1,198,829 or 73.39% in the quarter ended December 31, 2012 compared to the same period in 2011. The increase is mainly attributable to the increase in shipping and handing expenses of $1,225,986 and other expenses of $73,717 offset by decreased package expenses of $14,274,decreased commodity inspection fee of $6,619,decreased exhibition expenses of $5,930,and decreased carfares of $79,156. The general and administrative expenses incurred in PRC increased $248,639 in the quarter ended December 31, 2012 compared to $744,713 for the same period in 2011.

Net income for the three months ended December 31, 2012 was $261,216, an increase of $326,278 or 501.49%, compared with net loss $65,062 for the same period in 2011. The increase in net income was primarily attributable to the increased gross profit of $1,947,768, offset by increased selling, general and administrative expenses of $872,383 and by increased interest expenses of $518,770.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2012 was $1,285,014, an increase of 113.47%, or $10,824,936 compared with $9,539,722 used in operating activities for the same period in 2011. The increased cash provided by operating activities is mainly due to decreased other receivable, decreased notes receivable, increased accounts payable and accrued liabilities, increased customer deposit, offset by more payments made for prepayments and other assets during the quarter ended December 31, 2012 compared to the same period in 2011.

Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2012 was $1,802,731, an increase of 29,692.28%, or $1,796,680, compared with $6,051 provided by investing activities for the same period in 2011. The increase is due to increased payments made for construction and less equity investment during the quarter ended December 31, 2012 compared to the same period in 2011.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2012 was $2,569,251, a decrease of 73.74%, or $7,213,247, compared with $9,782,506 provided by financing activities for the same period in 2011. The decrease is mainly due to less net borrowings of short term bank loans offset by more net payments of notes payable-bank during the six months ended December 31, 2012 compared to the same period last year.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, WeifangShengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. WeifangShengtai had a total of $77,132,764 and $73,483,997 short term bank loans outstanding as of December 31, 2012 and June 30, 2012, respectively. The loans were secured by WeifangShengtai’s properties and accounts receivable. The terms of all these short term loans were all for one year. WeifangShengtai has never defaulted on any loans. In addition, Weifang Shengtai had $12,463,973 and $17,835,706 in short-term notes due to the banks as of December 31, 2012 and June 30, 2012, respectively. These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash. Some loans were guaranteed by unrelated third parties.

WeifangShengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $0, as of December 31, 2012 and June 30, 2012, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $1,605,111 and $7,918,534 as of December 31, 2012 and June 30, 2012. Some unrelated third parties have guaranteed approximately $6,741,465 and $11,402,689 of our debt, as of December 31, 2012 and June 30, 2012, respectively.

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

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2012-02

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: February 14, 2013

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)

