Form 10-Q
period 2013-03-31
Shengtai Pharmaceutical, Inc.
filed 2013-05-15
CIK 1295079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51312

SHENGTAI PHARMACEUTICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-2155579
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Changda Road East, Development District,
Changle County, Shandong, The People’s Republic	262400
of China
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2013, there are 9,584,912 shares of $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$7,705,512	$4,903,303
Restricted cash	4,824,227	13,084,586
Accounts receivable, net of allowance for doubtful accounts of $2,340,575 and $1,603,051,respectively	12,886,065	12,099,625
Notes receivable	8,846,132	4,590,758
Other receivables	3,664,157	8,862,789
Inventories	43,197,474	29,457,981
Prepayments and other assets	3,128,387	1,023,154
Total current assets	84,251,955	74,022,195

PLANT AND EQUIPMENT, net	81,537,337	80,185,228

CONSTRUCTION IN PROGRESS	825,240	1,213,540

EQUITY INVESTMENT	13,149,723	11,704,050

ADVANCE FOR CONSTRUCTION	881,490	2,188,892

INTANGIBLE ASSETS, NET	3,333,421	3,271,147

Total assets	$183,979,167	$172,585,052

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,481,913	$5,432,615
Accounts payable and accrued liabilities - related party	1,004,353	405,926
Notes payable - banks	7,931,395	17,835,706
Short term bank loans	82,439,112	73,483,997
Accrued liabilities	467,867	479,593
Other payable	1,312,840	1,672,805
Employee loans	167,245	295,076
Other payable - officer	37,561	37,027
Customer deposit	12,768,650	9,610,252
Taxes payable	1,083,813	997,529
Total current liabilities	119,694,749	110,250,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and June 30, 2012	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,584,912 shares issued and outstanding as of March 31, 2013 and June 30, 2012	9,585	9,585
Additional paid-in capital	21,945,101	21,945,101
Statutory reserves	4,307,764	4,226,125
Retained earnings	27,545,188	27,064,092
Accumulated other comprehensive income	10,476,780	9,089,623
Total stockholders' equity	64,284,418	62,334,526

Total liabilities and stockholders' equity	$183,979,167	$172,585,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

Unaudited

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2013	2012	2013	2012

NET SALES	$49,723,426	$39,803,608	$162,571,689	$122,792,481

COST OF SALES	$44,327,513	$34,371,199	$146,128,999	$109,933,994

GROSS PROFIT	5,395,913	5,432,409	16,442,690	12,858,487

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,908,568	3,321,269	11,097,110	8,500,346

INCOME FROM OPERATIONS	1,487,345	2,111,140	5,345,580	4,358,141

OTHER INCOME (EXPENSE) :
Earnings on equity investment	222,847	279,176	753,671	586,067
Non-operating income	11,317	9,721	51,307	762,704
Non-operating expense	(142,851)	(42,230)	(543,879)	(55,955)
Interest expense and other charges	(1,449,934)	(2,214,124)	(5,041,965)	(4,448,501)
Interest income	33,763	8,692	271,155	152,883
Other income (expense) , net	(1,324,858)	(1,958,765)	(4,509,711)	(3,002,802)

INCOME BEFORE PROVISION FOR INCOME TAXES	162,487	152,375	835,869	1,355,338

PROVISION FOR INCOME TAXES	57,269	54,122	273,134	438,591

NET INCOME	105,218	98,253	562,735	916,748

OTHER COMPREHENSIVE ITEMS:
Foreign currency translation adjustments	197,550	387,548	1,387,157	1,267,059

COMPREHENSIVE INCOME	302,767	$485,801	1,949,892	$2,183,807

EARNINGS PER SHARE
Basic and diluted	$0.01	$0.01	$0.06	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	9,584,912	9,584,912	9,584,912	9,584,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	NINE MONTHS ENDED MARCH 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562,735	$916,748
Adjustments to reconcile net income to cash (used in) operating activities:
Reversal of officers' compensation	-	364,000
Depreciation	7,268,575	5,975,092
Amortization	62,931	44,533
Bad debt reduction	703,718	344,745
Earnings on equity investment	(753,671)	(586,067)
Change in operating assets and liabilities:
Accounts receivable	(1,282,689)	(578,618)
Notes receivable	(4,137,178)	1,029,493
Other receivables	5,288,205	6,630,677
Inventories	(13,285,730)	(13,198,821)
Prepayments and other assets	(2,067,350)	871,121
Accounts payable and accrued liabilities	114,408	(6,904,386)
Accounts payable and accrued liabilities - related party	474,082	(2,172)
Other payable	(383,805)	(1,019,554)
Customer deposit	2,968,334	(3,965,165)
Taxes payable	68,966	(313,292)
Net cash used in operating activities	(4,398,469)	(10,391,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equity investment	(318,807)	(1,260,000)
Purchase of plant and equipment	(4,276)	(1,227)
Additions to construction in progress	0	(93,605)
Increase in land use right	(70,616)	(2,497)
Advances for construction	1,330,470	1,286,740
Net cash provided by (used in) investing activities	936,772	(70,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	8,260,358	(3,015,429)
Borrowings on notes payable - banks	13,534,996	16,644,915
Principal payments on notes payable - banks	(23,634,749)	(11,655,000)
Borrowings on short term loans	80,278,755	67,428,994
Principal payments on short term loans	(72,625,343)	(55,818,165)
Borrowings on employee loans	60,573	31,500
Principal payments on employee loans	(191,997)	(4,725)

Net cash provided by financing activities	5,682,593	13,612,089

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	581,314	174,680

INCREASE IN CASH & CASH EQUIVELENTS	2,802,209	3,324,516

CASH & CASH EQUIVALENTS, BEGINNING	4,903,303	4,051,349

CASH & CASH EQUIVALENTS, END	$7,705,512	$7,375,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest Paid	$3,756,553	$3,267,775
Income taxes	$3,797	$714,177

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reversal of officers' compensation	$-	$364,000
Decrease of other receivable for acquisition of plant and equipment	$4,780	$23,108
Transfers of construction in progress-related inventory to plant and equipment	$263,675	$225,548
Acquisition of plant and equipment and construction in progress on credit	$6,830,019	$4,278,025
Completion of construction-in-progress (transferred to plant and equipment)	$7,236,436	$7,737,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGTAI PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization principal activities

Shengtai Pharmaceutical, Inc, the "Company,” was incorporated in March 2004 in the State of Delaware. The Company, through its subsidiaries, manufactures and distributes glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin. The Company's business operations are conducted in the People's Republic of China, or the "PRC.”

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

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2012-08

In September 2012, the FASB issued ASU 2012-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2012. The adoption of ASU 2012-08 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2012-11

In December 2012, the FASB issued the FASB Accounting Standards Update No. 2012-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2012-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2012-11 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2013-02

On July 27, 2013, the FASB issued ASU 2013-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted earnings per share consisted of the following:

	Three months ended March 31,
	2013	2012

Net income (loss) for earnings per share	$105,218	$98,253
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings (loss) per share, basic and diluted:	$0.01	$0.01

	Nine months ended March 31,
	2013	2012

Net income for earnings per share	$562,735	$916,748
Weighted average shares used in basic and diluted computation	9,584,912	9,584,912
Earnings per share, basic and diluted:	$0.06	$0.10

The Company’s warrants and stock options were not included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2013 and 2012 as the effect would be anti-dilutive.

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

The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2013 and June 30, 2012, the Company’s bank balances with the banks and cash in hand in PRC amounted to $12,529,681 and $17,987,762, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

For the nine months ended March 31, 2013 and 2012, there were no customers that individually comprised 10% or more of the Company’s total revenues.

There was one customer, Toyota Trading Co., Ltd., that individually comprised 17.10% or $8,502,102 of the Company’s total revenues for the three months ended March 31, 2013.

There was one customer, Weifang Century-light Industry Co., Ltd., which individually comprised 10.51% or $4,183,028 of the Company’s total revenues for the three months ended March 31, 2012.

There were no one vendor that individually comprised 10% or more of the Company’s total purchase for the three and nine months ended March 31, 2012, respectively.

There was no one vendor that individually comprised 10% or more of the Company’s total purchase for the three and nine months ended March 31, 2013, respectively.

For export sales, the Company frequently requires significant down payments or letter of credit from its customers prior to shipment. During the year, the Company maintained export credit insurance to protect the Company against the risk that the overseas customers may default on settlement.

The following table summarizes financial information for Company’s revenues based on geographic area:

	Three Months Ended March 31
	2013	2012
Revenue
China	$37,963,314	$33,198,462
International	11,760,112	6,605,146
Total	$49,723,426	$39,803,608

	Nine Months Ended March 31
	2013	2012
Revenue
China	$125,941,084	$101,089,984
International	36,630,605	21,702,497
Total	$162,571,689	$122,792,481

Note 5 - Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that is subject to withdrawal restrictions. These amounts were $4,824,227 and $13,084,586 as of March 31, 2013 and June 30, 2012, respectively.

Note 6 - Other receivables

Other receivables include receivables from unrelated parties for transactions other than sales. Other receivables amounted to $3,664,157 and $8,862,789 as of March 31, 2013 and June 30, 2012, respectively.

The other receivables include Company's advances to employees of $1,932,118 and $8,029,394 to purchase corn as of March 31, 2013 and June 30, 2012, respectively. These are advances to its purchasing department employees as purchase advances for corn purchases. This amount is 100% secured by the personal assets of the Company’s CEO as the guarantee extended by him.

The other receivables also include the Company’s advances to an unrelated party of $901,655 and $108,799 as of March 31, 2013 and June 30, 2012, respectively. These are advances to this unrelated party in order to maintain long-term customer relationship with this party. The advances are interest free, without any guarantee or collateral and are due on demand.

Note 7 - Inventories

Inventories are stated at the lower of cost (weighted average basis) or market and consisted of the following:

	March 31,	June 30,
	2013	2012
Raw materials	$4,798,698	$8,511,716
Work-in-progress	18,696,315	12,782,232
Finished goods	19,702,461	8,164,032
Total	$43,197,474	$29,457,980

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2013, the Company has determined that no reserves are necessary.

Note 8 - Prepayments and other assets

Prepayments and other assets mainly represent partial payments or deposits for inventory and equipment and other purchases and services. Prepayments and other assets mainly represent partial payments or deposits for repairing parts, decorating fee, monitoring system, consulting services, gardening fee, and other fees. Prepayments and other assets amounted to $3,128,387 and $1,023,154 as of March 31, 2013 and June 30, 2012, respectively.

Note 9 - Plant and equipment and construction-in-progress

Plant and equipment and construction-in-progress consisted of the following:

	March 31, 2013	June 30, 2012
Buildings	$40,603,159	$39,894,378
Machinery and equipment	87,945,290	79,344,073
Automobile	844,583	804,128
Electronic equipment	816,329	793,370
Construction-in-progress	825,240	1,213,540
Total	131,034,601	122,049,489
Accumulated depreciation and amortization	(48,672,204)	(40,650,721)
Plant and equipment, net and construction-in-progress	$82,362,577	$81,398,768

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $2,442,272 and $2,108,906, respectively. Depreciation expenses for the nine months ended March 31, 2013 and 2012 amounted to $7,268,575 and $5,975,092, respectively. Interest costs totaling $76,370 and $133,118 were capitalized into construction-in-progress for the nine months ended March 31, 2013 and 2012, respectively. Interest costs totaling $7,831 and $17,903 were capitalized into construction-in-progress for the three months ended March 31, 2013 and 2012, respectively.

Note 10 - Equity investment

On September 16, 2003, Weifang Shengtai entered into a joint venture partnership with Weifang City Investment Company and Changle Century Sun Paper Industry Co., Ltd, (“Changle Paper”), and formed Changle Shengshi Redian Co., Ltd, ("Changle Shengshi”). Changle Shengshi was incorporated in Weifang City, Shandong Province, the PRC. Changle Shengshi's principal activity is to produce and sell electricity and steam to Weifang Shengtai and Changle Paper for the use of their own production. Weifang Shengtai owns 20% of Changle Shengshi and the Company accounts for this 20% investment under the equity method of accounting.

Summarized financial information of Changle Shengshi is as follows:

	March 31,	June 30,
	2013	2012
Current assets	$47,089,194	$44,428,796
Non-current assets	77,137,643	77,391,817
Total assets	$124,226,837	$121,820,613

Current liabilities	$59,598,607	$65,866,866
Non-current liabilities	444,776	499,181
Stockholders' equity	64,183,454	55,454,566
Total liabilities and stockholders' equity	$124,226,837	$121,820,613

Equity Investment Reconciliation is as follows as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012

Beginning balance	$11,704,050	$9,132,725
Additional investment	322,020	1,418,958
Company's share of net income	919,346	921,730
Translation adjustment	204,307	230,637
Ending balance	$13,149,723	$11,704,050

Summarized financial information of Changle Shengshi is as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net sales	$24,232,778	$5,640,371
Gross profit	3,616,293	2,625,155
Income before taxes	1,711,135	1,993,910
Net Income	1,283,351	1,495,432
Company's share of net income	256,670	299,086
Elimination of intercompany profit	40,249	53,655
Company's share of net income as reported in statements of income	$216,422	$245,431

Summarized financial information of Changle Shengshi is as follows for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	2012
Net sales	$77,854,150	$51,941,223
Gross profit	14,598,858	8,178,392
Income before taxes	6,128,974	4,288,187
Net Income	4,596,731	3,216,140
Company's share of net income	919,346	643,228
Elimination of intercompany profit	165,675	90,907
Company's share of net income as reported in statements of income	$753,671	$552,321

In order to meet increasing demands for electricity and steam by Weifang Shengtai and Changle Paper, during the nine months ended March 31, 2013, the Company increased investment in Changle Shengshi by 2,000,000RMB (approximately $0.32 million) and Changle Paper invested a corresponding amount such that Weifang Shengtai and Changle Sunshine Paper Ltd. continue to be 20% and 80% owners, respectively, of Changle Shengshi. After the investment, the Company still owns 20% of Changle Shengshi.

Note 11 - Advance for construction

Advances amounted to $881,490 and $2,188,892 as of March 31, 2013 and June 30, 2012, respectively. Advances for construction are paid to unrelated parties, interest free, and with no collateral and no guarantee.

Note 12 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2013	June 30, 2012
Land use rights	$3,833,323	$3,711,034
Less: accumulated amortization	(514,977)	(446,084)
Land use rights, net	3,318,346	3,264,950

Software	21,948	10,886
Less: accumulated amortization	(6,873)	(4,689)
Software, net	15,075	6,197
Total intangible assets, net	$3,333,421	$3,271,147

Intangible assets are reviewed at least annually and more often if circumstances dictate to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2013 and June 30, 2012, the Company determined that there had been no impairment. For the three months ended March 31, 2013 and, 2012, amortization expense relating to these intangible assets amounted to $25,213 and $14,992, respectively. For the nine months ended March 31, 2013 and 2012, amortization expense for these intangible assets are amounted to $62,931 and $44,533, respectively. The Company increased $367 and $2,511 for software upgrade during the nine months ended March 31, 2013 and during the year ended June 30, 2012, respectively.

The following table consists of the expected amortization expenses for the next five years:

Years ended March 31,	Amount
2013	$56,000
2014	56,000
2015	56,000
2016	56,000
2017	56,000
Thereafter	3,053,421
Total	$3,333,421

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

VAT on sales and VAT on purchases amounted to $6,248,998 and $7,039,647, respectively, for the three month ended March 31, 2013. VAT on sales and VAT on purchases amounted to $10,158,980 and $11,398,566, respectively, for the three months ended March 31, 2012. VAT on sales and VAT on purchases amounted to $20,963,836 and $23,836,029, respectively, for the nine month ended March 31, 2013. VAT on sales and VAT on purchases amounted to $21,235,227 and $23,139,314, respectively, for the nine month ended March 31, 2012. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the Chinese government. VAT taxes are not impacted by the income tax holiday in the PRC.

Note 14 - Notes payable

Notes payable represents arrangements with various banks for payments to suppliers, which are normally due within one year. However, these notes can typically be renewed with the banks on an annual basis. As of March 31, 2013 and June 30, 2012, the Company’s notes payables consisted of the following:

	March 31,	June 30,
	2013	2012
Bank of China, due various dates form July 2013 to September 2013, and restricted cash required 100% of loan amount	$1,168,691	$4,184,153

Shenzhen Development Bank, due September 2013, and restricted cash required 100% of loan amount	-	3,167,414

Weifang Bank, due April 2013, and restricted cash required 50% of loan amount; $6,440,394 was returned in April,2013.	6,440,394	6,334,827

China Merchants Bank, due July 2013, and restricted cash required 100% of loan amount	-	190,045

Zhongxin Bank, due March 2013, and restricted cash required 50% of loan amount	-	3,167,414

Minsheng Bank, due June 2013,and restricted cash required 100% of loan amount	322,310	-

Qingdao Bank, due November 2013 and returned in full as of reporting date, and restricted cash required 100% of loan amount.	-	791,583

Total	$7,931,395	$17,835,706

Note 15 - Short term bank loans

Short term bank loans represent amounts due to various banks that are normally due within one year. However, these loans can typically be renewed with the banks on an annual basis. As of March 31, 2013 and June 30, 2012, the Company’s short term bank loans consisted of the following:

	March 31,	June 30,
	2013	2012
Loans from Bank of China, due various dates from May 2013 to March 2014; $11,673,214 was returned in April 2013, quarterly interest only payments; interest rates ranging from 5.60% to 7.544% per annum, guaranteed by an unrelated third party, unsecured.	$18,415,519	$20,271,447

Loans from Industrial and Commercial Bank of China, due various dates from May 2013 to September 2013; monthly interest only payments; interest rates ranging from 6.60% to 7.544% per annum, guaranteed by an unrelated third party and certain collateral, unsecured.	19,321,182	15,520,327

Loan from Agriculture Bank of China, due from September 2013 to March 2014; monthly interest only payments; interest rates ranging from 6.6% to 7.2% per annum, guaranteed by an unrelated third party, unsecured.	9,660,591	6,334,827

Loan from Shenzhen Development Bank, due September 2013, monthly interest only payments; interest rates of 6.6% per annum, guaranteed by an unrelated third party, unsecured.	3,542,217	3,484,155

Loan from China Merchants Bank, due April 2013, monthly interest only payments; interest rate of 7.544% per annum, secured by certain properties.	-	3,167,414

Loan from Bank of Communications, due August 2013, monthly interest only payments; interest rates of 6.6% per annum, guaranteed by an unrelated third party, unsecured	4,830,296	4,751,120

Loan from China Construction Bank, due from July 2013 to February 2014, $3,966,917 was returned in April 2013, monthly interest only payments; interest rate ranging from 5.6% to 7.2% per annum, guaranteed by certain collateral, unsecured	15,398,617	15,203,586

Loan from Minsheng Bank, due November 2013, $3,220,197 was returned in April 2013, monthly interest only payments; interest rates of 7.20% per annum, guaranteed by an unrelated third party, unsecured	3,220,197	3,167,414

Loan from Zhongxin Bank, due March 2014, monthly interest only payments; interest rate of 6.42% per annum, guaranteed by certain collateral, unsecured	3,220,197	1,583,707

Loan from Weifang Bank, due December 2013, monthly interest only payments; interest rate of 7.20% per annum, guaranteed by certain collateral, unsecured	4,830,296	-

Total	$82,439,112	$73,483,997

Short term loan interest expenses, net of capitalized interest amounted to $1,282,286 and $1,762,443 for the three months ended March 31, 2013 and 2012, respectively. Short term loan interest expenses amounted to $3,756,574 and $3,505,656 for the nine months ended March 31, 2013 and 2012, respectively.

Note 16 - Employee loans

From time to time, the Company borrows money from certain employees for cash flow purposes. These loans accrue interest at 9.6%, do not require collateral, and the principal is due upon demand. Employee loans amounted to $167,245 and $295,076 as of March 31, 2013 and June 30, 2012, respectively. Interest expenses related to these loans were approximately $5,721 and $7,413 for the three months ended March 31, 2013 and 2012, respectively. Interest expenses related to these loans were approximately $20,909 and $20,659 for the nine months ended March 31, 2013 and 2012, respectively.

Note 17 - Income taxes

Our effective tax rates were approximately 35.25% and 33.0% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rates were approximately 32.68% and 32.0% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

Note 18 - Commitments and contingent liabilities

Guarantees

As of March 31, 2013, the Company had guaranteed loans on behalf of an unrelated party. The Company is obligated to perform under the guarantee if the guarantee company fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $1.70 million for the guarantee company, including accrued interest. However, the guarantee given by the Company has been fully secured by the personal assets of the guarantee company’s CEO. The Company has not recorded a liability for the guarantee because management estimates that the company is current in the payment obligations, and the likelihood of the Company having to make payments under the guarantee is remote.

Details of guarantee amounts to unrelated parties as of March 31, 2013 is as follows:

Short Term
Company	Bank Loans

Qingdao Shizhan Technology Co., Ltd	$1,610,099
Total	$1,610,099

As of March 31, 2013, Weifang Century-Light Industry Co., Ltd guaranteed $8,372,512 for the Company.

Litigation

In 2012, several law firms announced investigation of the Company in connection with the receipt of a going private proposal from Chairman and Chief Executive Officer Mr. Liu to acquire common stock at $1.65 per share in cash. To the best of our knowledge, no actions have been filed against the Company or its current officers and directors as of the date of this quarterly report.

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

Warrants

On May 15, 2007, in connection with certain Share Purchase Agreement, the Company issued 2,187,500 warrants, "Investor Warrants,” which carry an exercise price of $5.20 and a 5-year term. The Investor Warrants are callable if the Company's shares trade at or above $16.00 per share for 20 consecutive trading days and underlying shares are registered for resale. The Investor Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction. During the year ended June 30, 2008, a total of 97,403 warrants were exercised by three stockholders.

Also in connection with the Share Purchase Agreement, the Company issued 109,375 warrants, "Placement Agent Warrants,” to Brill Securities, the Placement Agent. These Placement Agent Warrants have the same terms as the Investor Warrants. These warrants were issued on August 8, 2007.

Concurrent with the offering pursuant to the Share Purchase Agreement, the Company issued 37,500 warrants to Chinamerica Fund, LLP and 12,500 warrants to Jeff Jenson, collectively, the "Lead Investor Warrants,” to compensate Chinamerica Fund LLP as the lead investor and Jeff Jenson in assisting in providing the shell company, West Coast Car Company. These Lead Investor Warrants have the same terms as the Investor Warrants except that they have an exercise price of $0.02 per share. In June 2008, Jeff Jenson exercised the 12,500 warrants issued to him. In November 2008, Chinamerica Fund, LLP exercised the 37,500 warrants issued to the fund.

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

All warrants were expired as of June 30, 2012. No warrants were issued for three months ending March 31, 2013.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, June 30, 2011	2,199,473	2,199,473	$5.20	0.88
Expired	(2,199,473)	(2,199,473)
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2012	-	-	$-	-

Stock options

On January 4, 2008, the Company adopted the "Shengtai Pharmaceutical, Inc. 2007 Stock Incentive Plan,” or the "Stock Incentive Plan.” The Company believes that awards under the Stock Incentive Plan better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of grant.

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

In the Chief Financial Officer Employment Agreement, (the “Employment Agreement”) entered into on March 1, 2010 by the Company and Mr. Hu Ye, the former Chief Financial Officer, the Company granted Mr. Hu Ye an option to purchase 150,000 shares of common stock of the Company. The shares vest over 3 years starting March 1, 2010 and terminate on the third anniversary of the date of issuance of the option. The Company valued the shares at $5.20 per share, which represents 130 % of the fair market value being calculated in the private placement price on May 15, 2007. The fair values of stock options granted to Mr. Hu Ye were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	6.5 years

Expected volatility	149%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$5.20

The Chief Financial Officer Employment Agreement between the Company and Mr. Hu Ye was terminated in December 2010, and the 150,000 options granted were forfeited.

On June 1, 2010, the Company appointed two directors, Mr. Yaojun Liu and Mr. Fei He. In the Employment Agreements entered into on June 1, 2010 by the Company and each director, the Company granted each director an option to purchase 40,000 shares of common stock of the Company. The shares vest over 3 years starting June 1, 2010 and terminate on the third anniversary of the date of issuance of this option. The Company valued the shares at $5.20 per share. The fair values of stock options granted to the two directors were estimated at the date of grant amounting $165,611 using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	2.79%

Expected term	3 years

Expected volatility	133%

Expected dividend yield	0%

Weighted average grant-date fair value per option	$3.00

The stock option activity was as follows for the year ended March 31, 2013:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	255,000	$6.22	$1,274,500

Granted

Forfeited	(65,000)	5.74	-

Exercised	-	-	-

Outstanding, June 30, 2012	190,000	6.31	903,500

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Outstanding, March 31, 2013	190,000	$5.68	$928,200

The Company’s forfeiture rate for the year ended March 31, 2013 is 0%.

Following is a summary of the status of options outstanding at March 31, 2013:

Exercise Price

Outstanding Options			Vested Options
Average	Outstanding Options	Average Remaining Contractual Life	Average Exercise Price	Options
$6.31	190,000	5.68	$6.39	176,667

Compensation expense from stock options recognized for the three and nine months ended March 31, 2013 were $0 and $0, respectively. Compensation expense from stock options recognized for the three and nine months ended March 31, 2012 were $0 and $0, respectively. As of March 31, 2013, there is $27,602 estimated expense with respect to unvested stock-based awards yet to be recognized as an expense over the employee's remaining weighted average service period.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to stockholders. For the three months ended March 31, 2013 and 2012, the Company transferred $16,880 and $16,236 to this reserve. For the nine months ended March 31, 2013 and 2012, the Company transferred $81,639 and $131,577 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to $7,500,000. As of March 31, 2013 the Company had appropriated to the statutory reserve $4,307,764.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund as of March 31, 2013.

Note 21 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. The Company is required to make contributions to the state retirement plan at 15% to 20% of the monthly base salaries of all current permanent employees. The PRC government is responsible for the administration and benefit liability to retired employees. For the three months ended March 31, 2013 and 2012, the Company made contributions in the amounts of $155,761 and $128,378, respectively, to the Company’s retirement plan. For the nine months ended March 31, 2013 and 2012, the Company made contributions in the amounts of $462,266 and $403,242, respectively, to the Company’s retirement plan.

Note 22 - Related party transactions

The Company’s utilities (electricity and steam) are mostly provided by Changle Shengshi. As of March 31, 2013 and June 30, 2012, the Company’s accounts payable and accrued liabilities due to Changle Shengshi was $1,004,353 and $405,926, respectively, which related to a portion of the Company’s utilities being provided by Changle Shengshi. The Company’s transaction amounts with Changle Shengshi amounted to approximately $3,792,680 and $4,293,313 for the three months ended March 31, 2013 and 2012, respectively. The Company’s transaction amounts with Changle Shengshi amounted to approximately $13,894,854 and $11,626,034 for the nine months ended March 31, 2013 and 2012, respectively.

From time to time, the Company borrows money from Qingtai Liu, the Company’s CEO and President, for cash flow purposes of the Company. The loans do not require collateral and the principal is due upon demand. Before January 1, 2009, the interest rate was at 7.2% for the first nine months, and then 10.8% thereafter until the full principal amounts are paid by the Company. After January 1, 2009, the interest rate was changed to 7.2% for the loan period. Employee loan from officer amounted to $37,561 and $37,027 as of March 31, 2013 and June 30, 2012, respectively. Interest expense related to this loan was approximately $683 and $700 for the three months ended March 31, 2013 and 2012, respectively. Interest expense related to this loan was approximately $2,224 and $2,000 for the nine months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the other receivable includes Company's advances of $1,932,118 to its purchasing department employees as purchase advances for corn purchases. This amount is secured by the personal assets of CEO as per guarantee extended by him.

Note 23 - Subsequent events

In April 2013, the Company obtained a note of $800,673 from Bank of China, and restricted cash required 100% of loan amount .

In April 2013, the Company obtained a note of $949,958 from Bank of China, and restricted cash required 100% of loan amount .

In April 2013, the Company obtained a short bank loan of 4,830,296 from Rural Commercial Bank of China, due November 2013; monthly interest only payments; interest rate of 6.6% per annum; guaranteed by certain collateral, unsecured.

In April 2013, the Company obtained a short bank loan of 3,490,533 from Bank of China , due November 2013; monthly interest only payments; interest rate of 6.6% per annum; guaranteed by certain collateral, unsecured.

In April 2013, the Company obtained a short bank loan of 3,379,898 from Bank of China, due November 2013; monthly interest only payments; interest rate of 6.6% per annum; guaranteed by certain collateral, unsecured.

In April 2013, the Company obtained a short bank loan of 3,976,621 from China Construction Bank, due November 2013; monthly interest only payments; interest rate of 6.6% per annum; guaranteed by certain collateral, unsecured.

In April 2013, the Company obtained a short bank loan of 4,793,791 from Bank of China, due November 2013; monthly interest only payments; interest rate of 6.6% per annum; guaranteed by certain collateral, unsecured.

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

Overview

We are, through our wholly owned subsidiary, Shengtai Holding Inc., and its wholly owned subsidiary in the People's Republic of China, (the "PRC”), Weifang Shengtai Pharmaceutical Co., Ltd. (“Weifang Shengtai”), a leading manufacturer and supplier of glucose and starch as pharmaceutical raw materials, other starch products and other glucose products such as corn meals, food and beverage glucose and dextrin. We believe that we are a market leader and preferred domestic supplier of pharmaceutical grade glucose with an estimated market share of over 30% in Mainland China.

Our cornstarch production facility has a maximum capacity of 400,000 tons per year. The facility allows us to use self-produced cornstarch to produce glucose and ensure the adequacy and quality of the cornstarch we use. Since cornstarch is produced on our premises, we are able to eliminate shipping costs of cornstarch to our glucose production facility and thus, lower our manufacturing costs.

In October 2012, we completed the construction of an additional warehouse that can store an additional 14,000 tons of corn. As a result, we have successfully expanded our corn storage from 36,000 tons to 50,000 tons. The expansion of our warehousing capacity will allow us to have the ability to store more corn and better control the cost of production.

Our business may be severely affected by movements in the commodity markets. Corn is the principal raw material for cornstarch and the price of cornstarch as a commodity tends to follow the price of corn. Our average corn purchase price for the nine months ended March 31, 2013 decreased approximately 0.89% compared to the same period in 2012. Our average corn purchase price for the three months ended March 31, 2013 increased approximately 4.10% compared to the same period in 2012. While it is hard to accurately predict the trend of corn prices, we remain focused on improving our pricing ability and maintaining a stable profit.

In addition to pharmaceutical glucose and cornstarch products, we also produce other products such as dextrin, corn embryo, fibers, and protein powder, which are used for pharmaceutical, food and beverages, and other production purposes. The net sales generated from other products were $17.19 million and $52.64 million, and constituted approximately 34.57% and 32.38% of our total net sales for the three and nine months ended March 31, 2013, respectively.

We believe that production capacity and product quality are the key factors in maintaining and improving our competitive position and enhancing our long-term competitiveness. As a result, we continually emphasize (i) product quality control, (ii) enhancement of operating efficiency and employee competence, (iii) expansion of geographical coverage and diversification of customer base and (iv) expansion of our production capacity utilization.

We have a nine-tier quality control system and a well-equipped quality inspection center to ensure timely detection and reprocessing of non-conforming products.

Our glucose production facility passed GMP inspection and our facilities and many of our products are fully certified for GMP, ISO9001, ISO22000 and HACCP international quality standards and globally certified Halal, Kosher and NON-GMO IP.

Our sales network presently covers almost all provinces of Mainland China except the Tibet Autonomous Region.

During the three and nine months ended March 31, 2013, we used internally 36,732 metric tons and 122,887 metric tons of cornstarch to satisfy our own glucose production needs, respectively. The rest of the cornstarch was or will be sold to outside customers in the pharmaceutical, food and beverage and other industries. Cornstarch sales amounted to $15.76 million and $56.51 million and accounted for 31.69% and 34.76% of our total net sales for the three and nine months ended March 31, 2013, respectively.

During the nine months ended March 31, 2013, we sold a total of 65,446 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $53.42 million, or 32.86% of our net sales. During the three months ended March 31, 2013, we sold a total of 29,685 metric tons of glucose, and our sales of pharmaceutical grade glucose and other glucose products were $16.78 million, or 33.74% of our net sales.

For the nine months ended March 31, 2013, we exported products to approximately 63 countries, with the Netherlands, Korea and Japan being the leading importers. For the nine months ended March 31, 2013, our international sales comprised approximately 22.53% of our total net sales, as compared to approximately 17.67% during the same period in 2012. For the three months ended March 31, 2013, our international sales comprised approximately 23.65% of our total net sales, as compared to approximately 16.59% of our total net sales during the same period in 2012. Glucose, cornstarch, and other products amount to 29.69%, 0%, and 70.31% of the total exports for the nine months ended March 31, 2013, respectively, as compared to 47.61%, 0.33%, and 52.05% of the total exports for the nine months ended March 31 2012, respectively. Glucose, cornstarch, and other products amount to 34.65%, 0%, and 65.35% of the total exports for the three months ended March 31, 2013, respectively, as compared to 60.75%, 0.54%, and 38.70% of the total exports for the three months ended March 31 2012, respectively.

Our target customers are drug makers, medical supply companies, medical supply exporters and food and beverage companies. We constantly strive to broaden and diversify our customer base. We believe that a broader customer base will mitigate our reliance on certain major customers. We believe that a broader market for our products can increase demand for our products, reduce our vulnerability to market changes and provide additional areas of growth in the future. For the nine months ended March 31, 2013, our top ten customers accounted for 46.56% of our total net sales. No customers accounted for more than 10% of our total net sales.

Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table shows our operating results for the three months ended March 31, 2013 and 2012:

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
Net Sales	$49,723,426	$39,803,608
Cost of Sales	44,327,513	34,371,199
Gross Profit	5,395,913	5,432,409
Selling, General and Administrative Expenses	3,908,568	3,321,269
Income From Operations	1,487,345	2,111,140
Other (Expense) Income,Net	(1,324,858)	(1,958,765)
Income Before Provision For Income Taxes	162,487	152,375
Provision For Income Taxes	57,269	54,122
Net Income	$105,218	$98,253

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch to third parties, for the three months ended March 31, 2013 and 2012:

Products	Metric Tons three months ended March 31,2013	Metric Tons three months ended March 31,2012	Net Sales (%) three months ended March 31,2013	Net Sales (%) three months ended March 31,2012

Glucose–Sales	29,685	31,329	$16,778,786 (33.74)%	$17,363,009 (43.62)%

Cornstarch-self use	36,732 (49.61)%	39,899 (57.37)%

Cornstarch-Sales	37,303 (50.39)%	29,651 (42.63)%	$15,755,488 (31.69)%	$12,223,288 (30.71)%

Total Cornstarch	74,035 (100)%	69,550 (100)%
Other Sales	42,545	25,754	$17,189,152 (34.57)%	$10,217,311 (25.67)%
Total Sales			$49,723,426 (100)%	$39,803,608 (100)%

Net sales for the three months ended March 31, 2013 were $49,723,426, an increase of $9,919,818 or 24.92%, compared with $39,803,608 for the same period in 2012. The increase in net sales primarily resulted from increased sales of cornstarch products and other products as well as from increased exports for the three months ended March 31, 2013, compared to the same period in 2012. Net sales from our glucose products decreased approximately 4.38%, while net sales from our cornstarch products and other products increased approximately 27.06% and 65.87%, respectively. For the three months ended March 31, 2013, the sales quantities of our glucose products decreased approximately 5.25%, while the sales quantities of our cornstarch products and other products increased 25.81% and 65.20%, respectively, as compared to the same period in 2012. The increase in sales quantity of cornstarch is due to a substantial increase of our slurry (liquid corn starch) sales, which increased approximately 6,331 tons or 192.98% for the three months ended March 31, 2013 compared to 3,281 tons for the same period last year. The increased sales of our cornstarch products are also caused by increased sales to an old customer and a new customer. The increased sales quantities of other products is primarily due to a substantial increase of our exports of protein powder and fiber. The sales of newly developed products (categorized under other products), including corn germ meal, glucose syrup and barley malt syrup also contributed to the increase. The total sales for these new products amounted $5,272,999 and $0 for the three months ended March 31, 2013 and 2012, respectively. In total, net sales from exports for the three months ended March 31, 2013 were $11,760,111, an increase of $5,154,966 or approximately 78.04%, compared with $6,605,145 for the same period in 2012. The increase is mainly attributable to the increased exports of glucose products to customers from Taiwan and Asian countries as well as to the new exports of corn germ meal mainly to Asian countries.

Cost of sales for the three months ended March 31, 2013 was $44,327,513, an increase of $9,956,314 or 28.97%, compared with $34,371,199 for the same period in 2012. The increase in cost of sales was in line with the increase in net sales.

Gross profit for the three months ended March 31, 2013 was $5,395,913, a decrease of $36,496 or 0.67%, compared with $5,432,409 for the same period in 2012. The decrease of gross profit is due to the increased cost of sales, offset by the increase in our net sales. Gross profit margin for the three months ended March 31, 2013 was 10.85%, a decrease of 2.80% as compared to the gross profit margin of 13.65% for the same period in 2012. The reason for the decrease of gross profit margin is mainly because the price of corn, our main raw material, increased approximately 4.10% for the three months ended March 31, 2013 compared to the same period last year whereas the average sales prices of glucose products, cornstarch products and other products did not increase as much as the increase of price of corn compared to the same period last year.

For the three months ended March 31, 2013, selling, general and administrative expenses were $3,908,568, an increase of $587,299 or 17.68%, compared to $3,321,269 for the three months ended March 31 2012. The increase of selling, general, and administrative expenses is caused by increased selling expenses in PRC, offset by decreased general and administrative in PRC. The selling, general and administrative expenses from our PRC operating entities was 3,844,986, an increase of $587,803 or 18.05% for the three months ended March 31, 2013 compared to $3,257,183 for the same period in 2012. The selling expenses from our PRC operating entities are $2,506,196, an increase of $716,887 or 40.07% in the three months ended March 31, 2013 compared to the same period in 2012. The increase in selling expenses is mainly attributable to the increase in shipping and handling expenses of $625,869 as a result of increased sales quantity. The general and administrative expenses incurred in PRC decreased $129,084, or 8.79% in the three months ended March 31, 2013 compared to $1,467,875 for the same period in 2012. The decrease of general and administrative expenses is mainly attributable to the decrease in bad debt reduction of $384,889.

Net income for the three months ended March 31, 2013 was $105,218, an increase of $6,965 or 7.09%, compared with net income of $98,253 for the same period in 2012. The increase in net income was primarily attributable to the decreased interest expenses of $764,190 and increased interest income of $25,071.

Nine Months Ended March 31, 2013 Compared with Nine Months Ended March 31 2012

The following table shows our operating results for the nine months ended March 31, 2013 and 2012:

	Nine months Ended March 31, 2013	Nine months Ended March 31, 2012
Net Sales	$162,571,689	$122,792,481
Cost of Sales	146,128,999	109,933,994
Gross Profit	16,442,690	12,858,487
Selling, General and Administrative Expenses	11,097,110	8,500,346
Income From Operations	5,345,580	4,358,141
Other (Expense) Income, Net	(4,509,711)	(3,002,802)
Income Before Provision For Income Taxes	835,869	1,355,338
Provision For Income Taxes	273,134	438,591
Net Income	$562,735	$916,748

The following table shows the breakdown of production and sales by product categories, and between self-use by Weifang Shengtai and the sales of cornstarch to third parties, for the nine months ended March 31, 2013 and 2012:

Products	Metric Tons nine months ended March 31, 2013	Metric Tons nine months ended March 31, 2012	Net Sales (%) nine months ended March 31, 2013	Net Sales (%) nine months ended March 31, 2012
Glucose–Sales	65,446	98,563	$53,421,044 (32.86)%	$56,465,602 (45.98)%

Cornstarch-Self use	122,887 (47.77)%	116,900 (59.30)%
Cornstarch-Sales	134,380 (52.23)%	80,242 (40.70)%	$56,507,120 (34.76)%	$33,749,961 (27.49)%

Total Cornstarch	257,267 (100)%	197,142 (100)%
Other Sales	135,209	98,563	$52,643,525 (32.38)%	$32,576,917 (26.53)%
Total Sales			$162,571,689 (100)%	$122,792,481 (100)%

Net sales for the nine months ended March 31, 2013 were $162,571,689, an increase of $39,779,208 or 32.40%, compared with $122,792,481 for the same period in 2012. The increase in net sales primarily resulted from increased sales of cornstarch products and other products as well as increased exports for the nine months ended March 31, 2013, compared to the same period in 2012. Net sales from our glucose products decreased approximately 6.52%, while net sales from our cornstarch and other products increased 65.43% and 58.54%, respectively for the nine months ended March 31, 2013, as compared to the same period in 2012. The changes in net sales were primarily due to the changes in the sales quantities of our products. For the nine months ended March 31, 2013, the sales quantities of our glucose products decreased 3.16%, while the sales quantities of our cornstarch and other products increased approximately 67.47% and 60.42%, respectively. The increased sales quantities of cornstarch products are primarily due to a substantial increase of our slurry (liquid corn starch) sales, which increased approximately 21,200 tons or 444.05% for the nine months ended March 31, 2013 compared to 4,774.28 tons for the same period last year. The increased sales of our cornstarch products are also a result of new clients and a higher demand as market supplies decreased after some smaller competitors stop their operation or supply due to market competition. The increased sales quantities of other products are primarily due to a substantial increase of our exports of protein powder and fiber. The sales of newly developed products (categorized under other products), including corn germ meal, glucose syrup and barley malt syrup also contributed to the increase. The total sales for these new products amounted $9,185,830 and $0 for the nine months ended March 31, 2013 and 2012, respectively. In total, net sales from exports for the nine months ended March 31, 2013 were $36,630,605, an increase of approximately 68.79%, compared with $21,702,497 for the same period in 2012. The increase of sales from exports is mainly attributable to the new exports of corn germ meal during the nine months ended March 31, 2013 compared to the same period in 2012, when the export of corn germ meal was nil.

Cost of sales for the nine months ended March 31, 2013 was $146,128,999, an increase of $36,195,005 or 32.92%, compared with $109,933,994 for the same period in 2012. The increase in cost of sales was in line with the increase in net sales.

Gross profit for the nine months ended March 31, 2013 was $16,442,690, an increase of $3,584,203 or 27.87%, compared with $12,858,487 for the same period in 2012. The increase of gross profit is in line with the increases in sales and cost of sales. Gross profit margin for the nine months ended March 31, 2013 was 10.11%, a decrease of 0.36% as compared to the gross profit margin of 10.47% for the same period in 2012. The decrease of gross profit margin is mainly because the average price of corn, our main raw material, decreased approximately 0.89% for the nine months ended March 31, 2013, compared to the same period last year whereas the average sales prices of our products decreased more as compared to the same period last year.

For the nine months ended March 31, 2013, selling, general and administrative expenses were $11,097,110, an increase of $2,596,764 or 30.55%, compared to $8,500,346 for the nine months ended March 31, 2012. The increase of selling, general and administrative expenses is caused by increased selling, general and administrative expenses in PRC. The selling, general and administrative expenses from our PRC operating entities was $10,843,522, an increase of $2,742,030 or 33.85% for the nine months ended March 31, 2013 compared to $8,101,492 for the same period in 2012. The selling expenses from our PRC operating entities is $7,782,444, an increase of $2,731,927 or 54.09% for the nine months ended March 31, 2013 compared to the same period in 2012. The increase in selling expenses is mainly attributable to the increase in shipping and handling expenses of $2,619,389 as a result of increased sales quantities of cornstarch products and other products. The general and administrative expenses incurred in PRC increased $10,104, or 0.33% in the nine months ended March 31, 2013 compared to $3,050,975 for the same period in 2012. The increase of general and administrative expenses is mainly attributable to the increase in salary expenses of $111,608.

Net income for the nine months ended March 31, 2013 was $562,735, a decrease of $354,013 or 38.62%, compared with $916,748 for the same period in 2012. The decrease in net income was primarily attributable to an increase in selling, general and administrative expenses of $2,596,764 and an increase in interest expenses of $593,464, offset by an increase of gross profit of $3,584,203.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2013 was $4,398,469, a decrease of 57.67%, or $5,993,197 compared with $10,391,666 used in operating activities for the same period in 2012. The decrease in cash used in operating activities is mainly due to increased accounts payable and accrued liabilities, increased customer deposit, and increased depreciation expenses, offset by decreased net income, increased payments made for notes receivable, increased payments made for other receivable and increased payments made for prepayments and other assets during the nine months ended March 31, 2013 compared to the same period in 2012.

Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2013 was $936,772, an increase of 1427.08%, or $1,007,361, compared with $70,589 used in investing activities for the same period in 2012. The increase is due to decreased advances for construction, offset by decreased payments made for construction and decreased equity investment during the nine months ended March 31, 2013 compared to the same period in 2012.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2013 was $5,682,593, a decrease of 58.25%, or $7,929,496, compared with $13,612,090 provided by financing activities for the same period in 2012. The decrease is mainly due to decreased net borrowings of bank notes, decreased net borrowings of notes payable-bank, offset by decreased restricted cash during the nine months ended March 31, 2013 as compared to the same period last year.

Loans

Other than the equity financing in 2008, our PRC operating subsidiary, Weifang Shengtai financed its operations and capital expenditure requirements primarily through bank loans and operating income. Weifang Shengtai had a total of $82,439,112 and $73,483,997 short term bank loans outstanding as of March 31, 2013 and June 30, 2012, respectively. The loans were secured by Weifang Shengtai’s properties and accounts receivable. The balances of all these short term loans were $7,931,395 and $17,835,706 in short-term notes due to the banks as of March 31, 2013 and June 30, 2012, respectively. These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash. Some loans were guaranteed by unrelated third parties.

Weifang Shengtai does not have any long term loans from local banks. The outstanding long-term loans, or the non-current portion of payables, and the non-current portion of capital lease obligation, which can be classified as long term liabilities, were $0 and $0, as of March 31, 2013 and June 30, 2012, respectively.

Guarantees

We have guaranteed certain borrowings of other unrelated third parties including short term bank loans, lines of credit and bank notes. The total guaranteed amounts were $1,610,099 and $7,918,534 as of March 31, 2013 and June 30, 2012. Certain unrelated third parties have guaranteed approximately $8,372,512 and $11,402,689 of our debt, as of March 31, 2013 and June 30, 2012, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there has been no material change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2012, several law firms announced investigation of the Company in connection with the receipt of a going private proposal from Mr. Liu, the Chairman and Chief Executive Officer of the Company, to acquire the Company’s common stock at $1.65 per share in cash. To the best of our knowledge, no actions have been filed against the Company or its current officers and directors as of the date of this quarterly report.

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

Date: May 15, 2013

SHENGTAI PHARMACEUTICAL, INC.

By:	/s/ Qingtai Liu
Qingtai Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongqiang Wang
Yongqiang Wang
Financial Controller
(Principal Financial Officer)

